Form 10QSB
period 2004-11-30
Freedom 4 Wireless, Inc.
filed 2005-07-12
CIK 1290785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                           File Number 000-50783

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

As of November 30, 2004 the issuer had 2,497,756 shares of common stock, $.0001 Par Value, outstanding, CUSIP number 628703 10 0.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]















MyZipSoft, Inc.            Form 10-QSB          November 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           November 30, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Statements of Operations
           Six Months Ended November 30, 2004 and
           November 30, 2003. . . . . . . . . . . . . . . . . . . . . .  5

          Statements of Operations
           Three Months Ended November 30, 2004 and
           November 30, 2003 .  . . . . . . . . . . . . . . . . . . . .  6

          Statement of Changes in Shareholders' Equity
           From February 28, 2003 Through November 30, 2004  . . . .  .  7

          Statements of Cash Flows
           Six Months Ended November 30, 2004 and
           November 30, 2003.. . . . . . . . . . . . . . . . . . . .  .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 26

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 35


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 36

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 36

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 45

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 46


                                     2
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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
MyZipSoft, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of MyZipSoft, Inc. as of November 30, 2004 and May 31, 2004, and the related statements of operations, for the three-month periods and the six-month periods ended November 30, 2004 and 2003, the statement of changes in stockholders' equity from February 28, 2003 through November 30, 2004, and the statements of cash flows for the six-month periods ended November 30, 2004 and 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MyZipSoft, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
May 13, 2005

MYZIPSOFT, INC.
BALANCE SHEET
(UNAUDITED)
                                            NOVEMBER 30, 2004    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $       1,157   $        721
         Inventory                                    349,580        224,580
                                                  ------------   ------------
             Total Current Assets                     350,737        225,301
                                                  ------------   ------------
         Other Assets
            Intangible Assets                           3,369          3,204
            Prepaid Expense                             2,714          9,940
                                                  ------------   ------------
             Total Other Assets                         6,083         13,144
                                                  ------------   ------------
TOTAL ASSETS                                    $     356,820   $    238,445
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $       2,556   $      2,865
            Notes Payable                                 486            250
            Shareholder Loans                         598,454        344,274
                                                  ------------   ------------
         Total Current Liabilities                    601,496        347,389
                                                  ------------   ------------
     Total Liabilities                                601,496        347,389
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 2,497,756 shares issued
          and outstanding                                 250            250
         Paid-in-Capital                                1,750          1,750
         Accumulated deficit                         (246,676)      (110,944)
                                                  ------------   ------------
  Total Stockholders' Equity                         (244,676)      (108,944)
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $    356,820  $     238,445
                                                  ============   ============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND 2003
(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative               125,687                -
            Sales and Marketing                       10,045                -
                                                 ------------     ------------
          Total Operating Expenses                   135,732                -

                                                 ------------     ------------
          Loss from Operations                      (135,732)               -
                                                 ------------     ------------
   Net Loss                                      $  (135,732)     $         0
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.05)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding                2,497,756                5
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2004 AND 2003
(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003

     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                   212                -
            Sales and Marketing                            -                -
                                                 ------------     ------------
          Total Operating Expenses                       212                -

                                                 ------------     ------------
          Loss from Operations                          (212)               -
                                                 ------------     ------------
   Net Loss                                      $      (212)     $         0
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding                2,497,756                5
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM FEBRUARY 28, 2003 THROUGH NOVEMBER 30, 2004
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance
  February 28, 2003      5     $  0     $   0    $     0    $      0

Net Income               -        -         -          -           -
                ----------- -------- --------- ---------- -----------
Balance,
  May 31, 2003           5        0         0          0           0

Cancellation of
  Common Stock
  by eCom eCom         ( 5 )     (0)       (0)         0           0

Issuance of
Common Stock to
eCom eCom.com Inc.
shareholders     2,497,756      250     1,750          -       2,000

Net Operating Loss       -        -         -   (110,944)   (110,944)
                ----------- -------- --------- ---------- -----------
Balance,
  May 31, 2004   2,497,756      250     1,750   (110,944)   (108,944)

Net Operating Loss       -        -         -   (135,732)   (135,732)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov. 30, 2004   2,497,756   $  250   $ 1,750  $(246,676) $ (244,676)
                =========== ======== ========= ========== ===========














See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(UNAUDITED)

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers             $           0       $            -
    Cash paid to suppliers of goods
        and services                              (253,808)                   -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
    Interest Received                                    0                    -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                     (253,808)                   -
                                            _______________    ________________
Cash Flows From Investing Activities
    Acquisition of Intangible Assets                  (166)                   -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities               (166)                   -
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders            254,186                    -
    Proceeds of Loans from Related Company             224                    -
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                      254,410                    -
                                            _______________    ________________
Net Increase / (Decrease) in Cash                      436                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2003
 and February 28, 2003                                 721                    -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Nov 30, 2004 and 2003         $      1,157       $            -
                                            ===============    ================










See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004 AND 2003
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                           _________________   ________________

    Net Income (Loss)                        $    (135,732)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                      -                   -
    Cash was increased by:
      Decrease in prepaid assets                     7,226                   -
    Cash was decreased by:
      Increase in inventory                       (125,000)                  -
      Decrease in accounts payable                    (302)                  -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $    (253,808)      $           -
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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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




                                    11
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

---  end of May 31, 2005 8-K --

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

                                    20
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

None

NOTE F - PREPAID EXPENSES

None


                                    21
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE G - INTANGIBLE ASSETS

On February 29, 2004, the Company received licensing rights from Digital River to market its future software products. This software includes an electronic sales and distribution system for online software sales. This intangible asset has not been amortized as of November 30, 2004.

Management reviews intangible assets for impairment annually. Intangible assets with a finite useful life acquired after June 30, 2001 are amortized over their useful lives to the company. Intangible assets acquired after June 30, 2001 having a infinite useful life are recovered at their fair value and are not amortized. Management reviews all intangible assets for impairment annually.

NOTE H - OTHER ASSETS

None

NOTE I - PROMISSORY NOTES

None

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2004 totals approximately $245,175. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively.
A valuation allowance is provided if it is more likely than not that some or all of the deferred tax assets will not be realized.

                                    22

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

The computation of diluted loss per share before extraordinary item for the six months ended November 30, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.


NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                  November 30, 2004
                                                    --------------
         Loss carry forward for tax purposes          $   245,175
                                                    ==============
         Deferred tax asset (34%)                          83,360
         Valuation allowance                              (83,360)
                                                    --------------
         Net deferred tax asset                                 -
                                                    ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2004 was approximately $245,175. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.






                                    23
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $50 for funds advanced to the Company for its' operations. USA Performance Products advanced $436 to the Company.

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







                                    24
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)


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



























                                    25
MYZIPSOFT, INC.

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

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of the Company. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27,
                                     31
MYZIPSOFT, INC.
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

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

On behalf of eCom, American Capital Holdings has filed the requisite filings to bring eCom current. The accession number eCom's November 30, 2004 Form 10-QSB is 0001000459-00-000003, and the accession number for eCom's February 28, 2005
                                     32
MYZIPSOFT, INC.
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION(CONTINUED)

Form 10-QSB is 0001000459-05-000004. eCom's file number is 000-23617.

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


                                     33

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

                                    34

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

Limitations on the Effectiveness of Controls:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some
                                    35
MYZIPSOFT, INC.
ITEM 3. CONTROLS AND PROCEDURES

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

        None


ITEM 3. Defaults Upon Senior Securities.

        None


ITEM 4. Submission of Matters to a Vote of Security Holders.

        None


ITEM 5. SUBSEQUENT EVENTS

On January 22, 2004, the Company entered into an asset purchase agreement, to acquire the assets of Freedom 4 Wireless, Inc. (Delaware) with plans to continue the operations of Freedom 4 Wireless, Inc. (Delaware). This asset purchase agreement was subject to due diligence, which required further research and development. These proposed operations included initiatives with the Department of Homeland Security, State and Local Law Enforcement Agencies and other Public Safety and Emergency Management Operations. The Company paid
                                    36
MYZIPSOFT, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

for research and development and performed its due diligence on the wireless industry as well as environmental business opportunities. Due to the other competing technologies in the wireless industry, the Company determined that it would be in its best interest not to pursue its involvement in the wireless industry.

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

On December 1, 2003, the Board of Directors of eCom approved the spin-off eCom's ten (10) operating subsidiary companies.
                                    37

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









                                    38
MYZIPSOFT, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)


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

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all parties could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck, Andres & Company, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes. Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201) requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-
                                    39
MYZIPSOFT, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

K's disclosing valid information concerning the status of eCom, including its de-listing from the OTCBB, as described below.

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

In order to protect it's $250,000+ equity investment in eCom, and in order to fulfill its fiduciary duty to American Capital shareholders, American Capital proceeded with a plan to recapture the lost shareholder value of eCom. All eCom shareholders are also a part of American Capital's shareholder base and are therefore owed a fiduciary duty in protecting not only their interests, but to all of American Capital's shareholders as well. As time went by, the management of American Capital and eCom Director's Barney A. Richmond and Richard Turner realized that the CEO of eCom, David Panaia, was not abiding by his publicly stated agreements to accomplish what was originally set forth in press releases regarding the previously announced spin-off plan. Also, it is estimated that over $13.5 million of eCom shares had been traded based on prior press releases concerning the spin-off announcement. It was then determined by many of the shareholders that eCom was more than in financial turmoil and that Mr. Panaia did not have the resources to complete which he had publicly stated. In late August and September of 2004, Chairman and CEO David Panaia quit taking calls from anyone, including the management of American Capital. Additionally, eCom was not taking calls from other creditors who were owed hundreds of thousands of dollars, including eCom's SEC accounting firm. Other outstanding eCom debts included over $110,000 in employee wages and unpaid expenses, including expenses which were placed on employee personal credit cards to cover expenses directly incurred by eCom, some of which included the previously announced spin-off process costs.
                                    40
MYZIPSOFT, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

Due to Mr. Panaia's health-related issues, during the period of January thru mid-March 2005, eCom requested three (3) extensions to reply to the above described Involuntary Chapter 11, Title 11 United States Southern District Bankruptcy Petition In Re: eComeCom.com, Inc. Case No. 04-34535 BKC-SHF. With consideration to Mr. Panaia's declining health, all of the petitioning creditors voluntarily consented to these extensions. Notwithstanding these voluntary extensions, and due to the extensive ongoing telephone inquiries from eCom shareholders who had bought shares in the public marketplace based on the past public press release representations of Mr. Panaia, the management of American Capital and the petitioning creditors had no choice but to make past promises good beginning with getting the spin-off companies in full regulatory compliance. This endeavor included the preparation of (a) thirty (30)
10QSB's; (b); ten (10) 10K's; (c) ten (10) Form 10SB's SEC Registration Statements; (d) twenty six (26) total State and Federal Tax Returns; (e) ten
(10) applications for the required SEC EDGAR CIK Numbers; (f) and ten (10) of the Transfer Agent- required Standard & Poor's Cusip Numbers. Additionally, there has been a tremendous administrative effort in bringing all the spin-off companies current with respect to public company reporting requirements, including the Sarbanes-Oxley Act. American Capital's management and the petitioning creditors accomplished these tasks to eliminate any further liabilities to eCom shareholders.
                                    41
MYZIPSOFT, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.
                                    42
MYZIPSOFT, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer
                                    43
MYZIPSOFT, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.
---  end of May 31, 2005 8-K --

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

The Company does not have any off-balance sheet arrangements.
                                    44

MYZIPSOFT, INC.

ITEM 6. Exhibits and Reports on Form 8-K.
(a) Exhibits:

     Exhibit 10.1 Asset Purchase Agreement dated January 22, 2004, between the Registrant and Freedom 4 Wireless, Inc. (incorporated by reference to the Company's Form 10QSB filed March 2, 2005)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

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





                                    45

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