Form 10QSB
period 2005-02-28
Freedom 4 Wireless, Inc.
filed 2005-07-12
CIK 1290785

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2005
                           File Number 000-50783

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

As of February 28, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]















MyZipSoft, Inc.            Form 10-QSB          February 28, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheet
           February 28, 2005  . . . . . . . . . . . . . . . . . . . . .  4

          Statement of Operations
           Nine Months Ended February 28, 2005 and
            February 29, 2004 . . . . . . . . . . . . . . . . . . . . .  5

          Statement of Operations
           Three Months Ended February 28, 2005 and
            February 29, 2004 . . . . . . . . . . . . . . . . . . . . .  6

          Statement of Changes in Shareholders' Equity
           From February 28, 2003 through February 28, 2005 . . . . . .  7

          Statement of Cash Flows
           Nine Months Ended February 28, 2005 and
            February 29, 2004 . . . . . . . . . . . . . . . . . . . . .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 26

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 35


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 36

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 36

ITEM 5 Other Information  . . . . . . . . . . . . . . . . . . . . . . . 36

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
MyZipSoft, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheet of MyZipSoft, Inc. as of February 28, 2005, and the related statements of operations, for the three-month periods and the nine-month periods ended February 28, 2005 and February 29, 2004, the statement of changes in stockholders' equity from February 28, 2003 through February 28, 2005, and the statements of cash flows for the nine-month periods ended February 28, 2005 and February 29, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MyZipSoft, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
March 18, 2005

MYZIPSOFT, INC.
BALANCE SHEET
(UNAUDITED)
                                               FEBRUARY 28, 2005
ASSETS
    Current Assets
         Cash and Cash Equivalents               $         543
         Inventory                                           0
                                                   ------------
             Total Current Assets                          543
                                                   ------------
         Other Assets
            Intangible Assets                               70
            Prepaid Expense                              2,714
                                                   ------------
             Total Other Assets                          2,784
                                                   ------------
TOTAL ASSETS                                     $       3,327
                                                   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                     $       2,596
            Notes Payable                                  491
            Shareholder Loans                              489
                                                   ------------
         Total Current Liabilities                       3,626
                                                   ------------
     Total Liabilities                                   3,626
                                                   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 300 million
          shares authorized, 49,955,112 shares issued
          and outstanding                                4,996
         Paid-in-Capital                               667,204
         Accumulated deficit                          (672,499)
                                                   ------------
  Total Stockholders' Equity                              (299)
                                                   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $      3,327
                                                   ============









See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
(UNAUDITED)

                                           FEBRUARY 28, 2005   FEBRUARY 29,
2004
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative               126,626              110
            Sales and Marketing                       10,045                -
                                                 ------------     ------------
          Total Operating Expenses                   136,671              110

                                                 ------------     ------------
          Loss from Operations                      (136,671)            (110)
                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                   (424,884)               -
                                                 ------------     ------------
   Net Other Expenses                               (424,884)               -

                                                 ------------     ------------
   Net Loss                                      $  (561,555)     $      (110)
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.07)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding                7,770,796          555,061
                                                 ============     ============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
(UNAUDITED)

                                           FEBRUARY 28, 2005   FEBRUARY 29,
2004

     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                   939              110
            Sales and Marketing                            -                -
                                                 ------------     ------------
          Total Operating Expenses                       939              110

                                                 ------------     ------------
          Loss from Operations                          (939)            (110)

    Other Income (Expense)
          Discontinued Operations                   (424,884)               -
                                                 ------------     ------------
    Net Other Expenses                              (424,884)               -

                                                 ------------     ------------
   Net Loss                                      $  (425,823)     $      (110)
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.02)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               18,316,875        1,665,172
                                                 ============     ============











See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM FEBRUARY 28, 2003 THROUGH FEBRUARY 28, 2005
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance
  February 28, 2003

Net Income               -        -         -          -           -

Balance,
 May 31, 2003           5     $  0     $   0    $     0    $      0

Cancellation of
 Common Stock
 by eCom eCom         ( 5 )     (0)       (0)         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders    2,497,756      250     1,750          -       2,000

Net Operating Loss       -        -         -   (110,944)   (110,944)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004    2,497,756      250     1,750   (110,944)   (108,944)

Issuance of Common
 Stock to American
 Capital Holdings, Inc.
 in exchange for loans
 payable        47,457,356    4,746   665,454          -     670,200

Net Operating Loss       -        -         -   (561,555)   (561,555)
                ----------- -------- --------- ---------- -----------
Balance,
 Feb. 28, 2005  49,955,112   $4,996 $ 667,204  $(672,499) $     (299)
                =========== ======== ========= ========== ===========







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
(UNAUDITED)

                                          FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers             $           0       $           -
    Cash paid to suppliers of goods
        and services                              (291,316)                (80)
    Income Taxes Paid                                    0                   -
    Interest Paid                                        0                   -
    Interest Received                                    0                   -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                     (291,316)                (80)
                                            _______________    ________________
Cash Flows From Investing Activities
    Acquisition of Intangible Assets                  (166)                (70)
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities               (166)                (70)
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders            291,080                   -
    Proceeds of Loans from Related Company             224                 170
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                      291,304                 170
                                            _______________    ________________
Net Increase / (Decrease) in Cash                     (178)                 20

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and 2003            721                   -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Feb 29, 2005 and
 February 28, 2004                            $        543       $          20
                                            ===============    ================







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

MYZIPSOFT, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                           _________________   ________________

    Net Income (Loss)                        $    (561,555)     $         (110)
    Add items not requiring outlay of cash:
      Depreciation and amortization                      -                   -
    Cash was increased by:
      Decrease in inventory                        224,580                   -
      Decrease in equipment                         35,568                   -
      Decrease in prepaid assets                     7,226                   -
      Decrease in intangible assets                  3,134                   -
      Increase in accounts payable                       -                  30
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                    (269)                  -

                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $    (291,316)     $          (80)
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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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




                                    11
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

---  end of May 31, 2005 8-K --

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

                                    20
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

None


                                    21
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE F - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for prepaid Insurance

NOTE G - INTANGIBLE ASSETS

On February 29, 2004, the Company received licensing rights from Digital River to market its future software products. This software includes an electronic sales and distribution system for online software sales. This intangible asset has not been amortized at February 28, 2005.

Management reviews intangible assets for impairment annually. Intangible assets with a finite useful life acquired after June 30, 2001 are amortized over their useful lives to the company. Intangible assets acquired after June 30, 2001 having a infinite useful life are recovered at their fair value and are not amortized. Management reviews all intangible assets for impairment annually.

NOTE H - OTHER ASSETS

None

NOTE I - SHAREHOLDER LOANS

A non-interest bearing, non-collateralized loan payable to a related company in the amount of $489 is due on demand.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2005 totals approximately $670,998. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB 109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent
                                    22


MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE K - INCOME TAXES (CONTINUED)

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

The computation of diluted loss per share before extraordinary item for the nine months ended February 28, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    February 28, 2005

                                                    --------------
         Loss carry forward for tax purposes          $   670,998
                                                    ==============
         Deferred tax asset (34%)                         228,139
         Valuation allowance                             (228,139)
                                                    --------------
         Net deferred tax asset                                 -
                                                    ==============








MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE M - DEFERRED TAX ASSET (CONTINUED)

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2005 was approximately $670,998. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $491 for funds advanced to the Company for its' operations.

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




MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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