Form 10KSB
period 2005-05-31
MyZipSoft, Inc.
filed 2005-07-21
CIK 1290785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended May 31, 2005
                   --------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________________ to _____________

                        Commission file number 000-50783
                        --------------------------------

                                  MyZipSoft, Inc.
                        (f/k/a Freedom 4 Wireless, Inc.)
                             (f/k/a MyZipSoft, Inc.)
                        --------------------------------
                 (Name of small business issuer in its charter)


       Florida                                          56-2335301
       ------                                           ----------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)


        100 Village Square Crossing, Suite 202                   33410
                Palm Beach Gardens, FL
        -------------------------------------------------        -----
        (Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code: (561) 207-6395


Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                                               STANDARD & POOR?S
     Common Stock, par value $.01 per share  CUSIP NUMBER: 628703 10 0
     -------------------------------------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant?s revenues for its most recent fiscal year:     $80.

Aggregate market value of Registrant?s voting and non-voting common equity held
by non-affiliates:       Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2005, the issuer had 14,990,974 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to MyZipSoft, Inc. ("MyZipSoft"). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.















MYZIPOSFT, INC.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

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

Until June 30, 2004, the Company was involved in the research and development of the wireless and environmental industries. Currently, the Company is in negotiations with a company known as Miami Filter, LLC ("Miami Filter"). Miami Filter has been in the water filtration manufacturing business since 1958 with systems located throughout many countries, including the United States of America. Its product line is known worldwide for quality, dependability, and

MYZIPOSFT, INC.
ITEM 1.     DESCRIPTION OF BUSINESS. (CONTINUED)

customer satisfaction. Miami Filter's tested and proven equipment is utilized for many industrial applications such as wastewater treatment facilities, commercial swimming pools, water parks, and aquariums. Miami Filter also designs and manufactures systems for aquaculture, agriculture, ground water remediation, and potable water. Miami Filter has an impressive list of past and present clients, including NASA, Disney, Sea World, Coca Cola, and Ford Motor Company.

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

MYZIPOSFT, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

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

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be

MYZIPOSFT, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)


sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which has created contingent liabilities for all shareholders. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

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

MYZIPOSFT, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

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

MYZIPOSFT, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)


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

MYZIPOSFT, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)


On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft  Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of MyZipSoft, Inc.. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates were mailed on June 2, 2005.


A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions.. More funding is planned for each company through out the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

MYZIPOSFT, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit
99.6. eCom eCom.com, Inc. filed an 8-K on May 31, 2005 (Accession Number:
0001000459-05-000001, File Number:000-23617) and an 8-K on June 2, 2005
(Accession Number:0001000459-05-000002, File Number:000-23617).

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

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.

---  end of May 31, 2005 8-K --
                                     10

MYZIPOSFT, INC.
ITEM 1. DESCRIPTION OF BUSINESS. (CONTINUED)

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

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft Company                CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

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


                                     11

MYZIPOSFT, INC.

ITEM 2. DESCRIPTION OF PROPERTY.

The company does not own any real property. The company is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, FL 33410, consisting of approximately 1,485 square feet of office space. The company shares the office with American Capital Holdings, Inc.(ACH). ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $4,196 per month including sales tax.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any legal proceedings, however an Involuntary Bankruptcy Petition has been filed by the creditors of eCom against eCom. These proceedings are pending in the Federal District Court in Broward County, Florida.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote by the security holders during the fiscal ended May 31, 2005.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Stock: There is currently no trading market for the Company?s Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue. The CUSIP number is 628703 10 0. The company has no lead market maker.

Security Holders: The Company has approximately 5,000 shareholders of record.

Dividends: There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION.

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

On June 30, 2004, the Company discontinued its asset purchase as well as the operations of the wireless division. The Company filed a Letter to Withdrawal Form 10SB12G on August 12, 2004. On January 24, 2005, the Company changed their name back to MyZipSoft, Inc. due to the discontinued operations of the wireless division.
                                     12
MYZIPOSFT, INC.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

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


                                     13
MYZIPOSFT, INC.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

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

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft  Company           FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

The motion in the above described June 4, 2004 Board Resolution included the instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST) to the proper entities when the share


                                     14
MYZIPOSFT, INC.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED) certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding, contrary to what board members Richard Turner and Barney A. Richmond had been previously advised by Chairman Panaia, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and accordingly, the shares were not issued as stated.

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


                                     15
MYZIPOSFT, INC.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.
                                     16
MYZIPOSFT, INC.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

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

On March 20, 2005, the Chairman/CEO and majority shareholder of eCom, David J. Panaia, died from health complications. The former President and Director of eCom, Richard C. Turner, is acting as interim CEO for eCom, without compensation. The Company is making application to the United States Bankruptcy Court to appoint Barney A. Richmond, who has agreed to do so without compensation, as its new Chief Executive Officer, whose official appointment is subject to bankruptcy court approval. Although the process of restoring shareholder value is well underway, both Mr. Richmond and Mr. Turner plan to stay with the company without compensation until the proposed reorganization plans of all the companies are totally complete.
                                     17
MYZIPOSFT, INC.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of MyZipSoft, Inc.. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

Acquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

On May 16, 2005, eCom and its creditors attended the first status conference in the United States Bankruptcy Court - Southern District of Florida (In Re: Case No. 04-34535 BKC-SHF) in front of the Honorable Judge Steven Friedman.


                                     18
MYZIPOSFT, INC.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

An order was granted to the petitioning creditors adjudicating eCom as a debtor under Chapter 11, Title 11 of the United States Bankruptcy Code. The Order included specific instructions for eCom to retain bankruptcy counsel by June 4, 2005.

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit
99.6. eCom eCom.com, Inc. filed an 8-K on May 31, 2005 (Accession Number:
0001000459-05-000001, File Number:000-23617) and an 8-K on June 2, 2005
(Accession Number:0001000459-05-000002, File Number:000-23617).

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

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.

---  end of May 31, 2005 8-K --



                                     19
MYZIPOSFT, INC.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

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

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft Company                CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

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


                                     20
MYZIPOSFT, INC.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION. (CONTINUED)

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




                                     20
MYZIPOSFT, INC.

ITEM 7. FINANCIAL STATEMENTS.



MYZIPSOFT, INC.                                            MAY 31, 2005
                          INDEX PART F/S

ITEM 1 FINANCIAL STATEMENTS


Independent Auditor's Report                                       F-2

Balance Sheets
  May 31, 2005 and 2004                                            F-3

Statements of Operations
 Twelve Months Ended May 31, 2005 and 2004                         F-4

Statement of Changes in Shareholders' Equity
  February 28, 2003, to May 31, 2005                               F-5

Statements of Cash Flows
  Twelve Months Ended May 31, 2005 and 2004                        F-6

Notes to Financial Statements                                      F-8




                                    F-1

























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


                       Independent Auditors' Report

To the Board of Directors and Stockholders
MyZipSoft, Inc.
Palm Beach Gardens, Florida

We have audited the accompanying balance sheets of MyZipSoft, Inc. as of May 31, 2005 and 2004 and the related statements of operations, changes in shareholders' equity and cash flows for the year ended May 31, 2005 and 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MyZipSoft, Inc. as of May
31, 2005 and 2004 and the results of its operations and cash flows for the year ended May 31, 2005 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
July 1, 2005











                                     F-2


MYZIPSOFT, INC.
BALANCE SHEETS
MAY 31, 2005 AND 2004                                 2005            2004
                                                 ------------    ------------
ASSETS
    Current Assets
         Cash and Cash Equivalents              $     100,584   $       721
         Inventory                                          -       224,580
         Prepaid Expense                                2,714         9,940
                                                  ------------   ------------
             Total Current Assets                     103,298       235,241
                                                  ------------   ------------
         Other Assets
            Intangible Assets                              70         3,204


                                                  ------------   ------------
             Total Other Assets                            70         3,204

TOTAL ASSETS                                    $     103,368   $   238,445
                                                  ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $       8,042   $     2,865
            Notes Payable                                 457           250
            Shareholder Loans                          62,673       344,274
                                                  ------------   ------------
         Total Current Liabilities                     71,172       347,389
                                                  ------------   ------------
     Total Liabilities                                 71,172       347,389
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.01 par value, 300 million
          shares authorized, 14,990,974 shares
          issued and outstanding on May 31, 2005,
          499,503 shares issued and outstanding
          on May 31, 2004                              54,995           250
         Paid-in-Capital                              672,705         1,750
         Retained Earnings (Deficit)                 (695,504)     (110,944)
                                                  ------------   ------------
  Total Stockholders' Equity                           32,196      (108,944)

                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $    103,368  $     238,445
                                                  ============   ============



See accompanying independent accountants' audit report.



                               F-3

MYZIPSOFT, INC.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2005 AND 2004


                                                     2005              2004
                                                 ------------     ------------

     Revenues
            Net Sales                           $         80      $         -
            Cost of Sales                                (15)               -
                                                 ------------     ------------
                Gross Profit                              65                -

    Operating Expenses
            General and Administrative                47,088          110,444
            Sales and Marketing                           16              500
                                                 ------------     ------------
          Total Operating Expenses                    47,104          110,944

                                                 ------------     ------------
          Loss from Operations                       (47,104)        (110,944)

    Other Expenses
            Discontinued Operations                 (537,521)               -
                                                 ------------     ------------
   Basic Loss                                    $  (584,560)     $  (110,944)
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.20)      $     (.53)
                                                 ============     ============


Weighted Average Shares Outstanding                 2,905,572          208,147
                                                 ============     ============












See accompanying independent accountants' audit report.






                                    F-4
MYZIPSOFT, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, FEBRUARY 28, 2003, THROUGH MAY 31, 2005

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares     $.01   Capital  (Deficit)      Equity
                ----------- -------- --------- ---------- -----------
Balance
  February 28, 2003     0         0         0          0           0

Net Income              -         -         -          -           -

Balance,
  May 31, 2003          1     $   0     $   0     $     0    $     0

Cancellation of
  Common Stock
  by eCom eCom        ( 1 )      (0)       (0)          0          0

Issuance of
Common Stock to
eCom eCom.com Inc.
shareholders       499,503      250     1,750           -      2,000

Net Loss                 -        -         -    (110,944)  (110,944)
                ----------- -------- --------- ---------- -----------
Balance,
  May 31, 2004     499,503      250     1,750    (110,944)  (108,944)

Issuance of
 Common Stock to
 American Capital
 Holdings, Inc.  9,491,471    4,745   670,955           0    675,700

Sale of Common
 Stock to
 American Capital
 Holdings, Inc.  5,000,000   50,000         0           0     50,000

Net Loss                 -        -         -    (584,560)  (584,560)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2005   14,990,974   54,995   672,705    (695,504)    32,196
                =========== ======== ========= ========== ===========









See accompanying independent accountants' audit report.

                                     F-5
MYZIPSOFT, INC.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2005 AND 2004


                                              May 31, 2005         May 31, 2004
                                            _______________     _______________

Cash Flows From Operating Activities
    Cash received from customers              $          0         $         -
    Cash paid to suppliers of goods
        and services                              (343,904)           (340,599)
    Income Taxes Paid                                    0                   -
    Interest Paid                                        0                   -
    Interest Received                                    0                   -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                     (343,904)           (340,599)
                                            _______________    ________________
Cash Flows From Investing Activities
    Payment of Intangible Assets                         -              (3,204)
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -              (3,204)
                                            _______________    ________________
Cash Flows From Financing Activities
    Capital Contribution                            50,000                    -
    Proceeds of Notes Payable                       50,000                    -

    Proceeds of Loans from Stockholders            353,450              344,274
    Repayment of Loans to Stockholders              (9,940)                   -
    Proceeds of Loans from Related Company             257                  250
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                      443,767              344,524
                                            _______________    ________________
Net Increase in Cash                                99,863                  721

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004 and 2003            721                    -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, May 31, 2005 and 2004         $    100,584         $        721
                                            ===============    ================










See accompanying independent accountants' audit report.

                                     F-6
MYZIPSOFT, INC.
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2005 AND FOR THE PERIOD
FROM INCEPTION, FEBRUARY 28, 2003 TO MAY 31, 2004




Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                              May 31, 2005        May 31, 2004
                                           _________________  _________________

    Net Income (Loss)                        $    (584,560)      $   (110,944)
    Add items not requiring outlay of cash:
      Depreciation and amortization                      -                  -
      Charge-off of intangible assets due to
         Discontinued operations                     3,134
      Distributions received from parent company         -              2,000
    Cash was increased by:
      Increase in accounts payable                   5,177              2,865
      Decrease in prepaid expenses                   7,226                  -
      Decrease in inventory                        224,580                  -
    Cash was decreased by:
      Increase in prepaid expenses                       -             (9,940)
      Increase in inventory                              -           (224,580)
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                $    (343,904)      $   (340,599)
                                            ===============    ================

Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------
The Company acquired approximately $2,000 of intangible assets distributed from eCom eCom as part of the spin-off from its Parent Company.

The Company acquired $98,705 in inventory and assumed $98,705 as a note payable to American Capital Holdings, Inc. on February 29, 2004.












See accompanying independent accountants' audit report.

                                     F-7

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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






                                     F-8

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.,("American Capital") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was



                                     F-9

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE A - HISTORY AND BUSINESS DESCRIPTION (CONTINUED)

February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of remaining eight (8) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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












                                     F-10
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE A - HISTORY AND BUSINESS DESCRIPTION (CONTINUED)

The individual companies are listed below:

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on eCom's website, www.ecomecom.net on the news web page.

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE A - HISTORY AND BUSINESS DESCRIPTION (CONTINUED)


On March 23, 2005, the aforementioned spin-off companies received their respective SEC CIK Acceptance Filings, which are outlined below:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.

USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap and Shop.net Corp.         CIK 0001321510        869894 10 5

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of MyZipSoft, Inc.. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005, and all share certificates were mailed on June 2, 2005.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 through August 30, 2005 quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as well.

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

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



















                                     F-16
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE A - HISTORY AND BUSINESS DESCRIPTION (CONTINUED)

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft Company             CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.

---  end of May 31, 2005 8-K --
























                                     F-17


MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

Name of                             SEC/EDGAR          Standard & Poor's
Company                             CIK No.              Cusip  No.
-------------------------------    --------------     ----------------
USA Performance Products, Inc.     CIK 0001321509       90341L 10 2
eSecureSoft Company                CIK 0001321511       296423 10 6
USAS Digital, Inc.                 CIK 0001321508       90341K 10 4
Pro Card Corporation               CIK 0001321500       74270Q 10 0
AAB National Company               CIK 0001321506       000303 10 7
A Classified Ad, Inc.              CIK 0001321499       00089Y 10 9
A Super Deal.com, Inc.             CIK 0001321507       00210R 10 6
Swap and Shop.net Corp.            CIK 0001321510       869894 10 5

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

The Company does not have any off-balance sheet arrangements.
                                    F-18
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

None
                                     F-19


MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004


NOTE F - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for Legal Patent Fees

NOTE G - INTANGIBLE ASSETS

On February 29, 2004, the Company received licensing rights from Digital River to market its future software products. This software includes an electronic sales and distribution system for online software sales. This intangible asset has not been amortized at May 31, 2005.

Management reviews intangible assets for impairment annually. Intangible assets with a finite useful life acquired after June 30, 2001 are amortized over their useful lives to the company. Intangible assets acquired after June 30, 2001 having a infinite useful life are recovered at their fair value and are not amortized. Management reviews all intangible assets for impairment annually.

NOTE H - OTHER ASSETS

None

NOTE I - SHAREHOLDER LOANS

A non-interest bearing, non-collateralized loan payable to related companies in the amount of $62,673 is due on demand.

NOTE J - COMMITMENTS AND CONTINGENCIES

None


NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 totals approximately $694,003. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.







                                     F-20
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE K - INCOME TAXES (CONTINUED)

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

NOTE L - STOCKHOLDERS' EQUITY

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

The computation of diluted loss per share before extraordinary item for the year ended May 31, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common hares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                     May 31, 2005
                                                    --------------
         Loss carry forward for tax purposes          $   694,003
                                                    ==============
         Deferred tax asset (34%)                         235,961
         Valuation allowance                             (235,961)
                                                    --------------
         Net deferred tax asset                                 -
                                                    ==============



                                     F-21
MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE M - DEFERRED TAX ASSET (CONTINUED)
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2005 was approximately $694,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities as of May 31, 2005; eCom eCom.com, Inc. is owed $457 for funds advanced to the Company for its' operations; USA Performance Products is owed $441; and American Capital Holdings is owed $12,118.


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





                                     F-22

MYZIPSOFT, INC.
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2005 AND 2004

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS
(CONTINUED)

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











                                     F-23



MYZIPSOFT, INC.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

Item 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company?s Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC?s rules and forms, and that such information is accumulated and communicated to the Company?s management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of ?disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and within the participation of the Company?s management, including the Company?s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company?s disclosure controls and procedures. Based on the foregoing, the Company?s Chief Executive Officer and Chief Financial Officer concluded that the Company?s disclosure controls and procedures were effective.

There have been no significant changes in the Company?s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

MYZIPSOFT, INC.

PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS.

The following individuals are our executive officers and the members of our board of directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. Our by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and qualified. The board of directors elects officers annually and their terms of office are at the discretion of the board.


Name                    Age                    Positions Held
---------------------   ---             ---------------------------------
Barney A. Richmond       53                Chairman/President/Secretary
                                                   Director

Richard C. Turner        45                Treasurer/Director

Matthew Salmon           47                      Director

Linda A. Pellecchia      45                      Director

Christopher J. Dillon    41                      Director

Barry Goldwater, Jr.     66                      Director

Charles W. Schooley, IV  48                      Director

Dan Mills                43                      Director

Jonathan Pierce          53                      Director


Barney A. Richmond, 53, has been Secretary and a Director of the Company since January 2004. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of The Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc, Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc. Mr. Richmond is also Chairman and a Director of MyZipSoft, Inc.

MYZIPSOFT, INC.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS. (CONTINUED)

Richard C. Turner, 45, has been Treasurer and Director of the Company since January 2004. From September 1990, until he joined the Company in June 2001, Mr. Turner worked as in the offices of Glenn G. Schanel, CPA, assisting clients with accounting, tax and office technology issues. A 1981 graduate of Rutgers University, Mr. Turner attended graduate school at New York University until 1989. From May 1989 until September 1990 Mr. Turner served as Vice President of Finance at First American Bank, Lake Worth, FL, where he was responsible for the bank's financial reporting, budgeting and cost accounting.

Matthew Salmon, 47, has been a Director of the Company since April 2005. Since August 2001, Mr. Salmon has been President of Upstream Consulting LLC, a Public Affairs consulting company. From 1995 through 2000, Mr. Salmon served in the United States House of Representatives, representing Arizona's First Congressional District.

Linda A. Pellecchia, 45, has been a Director of the Company since April 2005. Mrs. Pellecchia graduated from the University of New York with a Science, Math and Technology degree, with a minor in Computer Science. She is currently employed by American Capital Holdings, Inc. as Systems Administrator.

Christopher J. Dillon, 41, has been a Director of the Company since April 2005. Mr. Dillon entered the insurance business in 1982 and has served in a variety of sales. Management position over this time. Mr. Dillon attended Canisius College where he majored in Marketing and Business Management and holds numerous professional licenses and certifications.

Barry M. Goldwater, Jr., 66, has been a Director of the Company since April 2005. Mr. Goldwater is President of B2 Solutions, which represents client companies before Congress and various branches of the United States Government, as well as the California and Arizona state legislatures . Prior to joining B2 Solutions, Mr. Goldwater served as a General Partner for 13 equipment leasing partnerships. Mr. Goldwater's background includes 14 years as a United States Congressman, from 1969 to 1983, and 8 years as a Series 7 Registered Representative in the securities brokerage industry and a member of the New York Stock Exchange. While in Congress, Mr. Goldwater served on committees that had jurisdiction over Energy, Aviation, Space, Defense and Public Works. Mr. Goldwater served on the Joint Committee on Energy, which responded to the oil crisis on 1974.

Dan Mills, 43 has been a Director of the Company since April 2005.
Mr. Mills has twenty years experience in technical sales and marketing.
He is current owner and President of Pro Pad Print Supply, Inc. in Vero Beach, FL which supplies specialty transfer printing machines and consumables for automotive, medical, industrial, promotional products and many other industries.

MYZIPSOFT, INC.
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS. (CONTINUED)

Charles W. Schooley, IV, 48, has been a Director of the Company since April 2005. Mr. Schooley is the President and a Director of American Environmental, Inc. He currently manages two (2) wholly owned Florida subsidiaries, Miami Filter and American Environmental Solutions, Inc. Mr. Schooley is the former Vice President and General Manager of Schooley Cadillac, Inc. He began is first career with Xerox Corporation as Sales Executive Manager. Mr. Schooley graduated with a Bachelor of Arts in Business Administration from the University of South Florida.

Jonathan Pierce, 53, has been a Director of the Company since April 2005.
Mr. Pierce has 20 Years experience in the bottled water industry and has developed several regional spring water labels and arranged private label contract packing for major grocery retailers in the Northeast and Mid Atlantic regions. In the mid 80's, Jonathan was vice president of the Maine Bottling Company in Poland Springs, Maine and was the key account executive responsible for branded and private label development. Presently Jonathan is the owner/ president of Eastern Bulk Spring Water Solutions, Inc. EBSW is responsible for private label co-packing, management, end user contractual agreements, and licensing to five bulk spring water source projects providing bulk spring water to high profile customers such as Kraft Foods, DS Waters of America, Ahold, Market Basket, and Wholefoods.

Our Board of Directors has determined that we have at least one financial expert, Richard C. Turner, serving on our audit committee. Since Mr. Turner is an officer of the Company, as well as a director, he is not considered independent.

A Code of Ethics that applies to our chief executive and senior financial officers, as well as a Code of Business Conduct and Ethics that applies to all employees, have been drafted and presented to our Board of Directors for review. Both Codes will be considered for adoption by the Board of Directors at its next meeting.



ITEM 10. EXECUTIVE COMPENSATION.

No other executive officer currently receives compensation from the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the date of this filing, there are a total of 14,990,974 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

MYZIPSOFT, INC.
ITEM 4 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
(CONTINUED)

                                              Number of        % of Shares
Name and Address                              Shares Owned     Outstanding
----------------                              --------------   -----------
Barney A. Richmond, Director & President               0               0%
601 Seafarer Cir.
Jupiter, FL

Richard C. Turner, Director, Treasurer
& Chief Financial Officer                         47,194             0.3%
4200 Oak Street
Palm Beach Gardens, FL

American Capital Holdings, Inc.
100 Village Square Crossing, Suite 202
Palm Beach Gardens, FL                        14,505,797            96.8%


Matthew Salmon, Director                               0                0
2700 N. 3rd Street, Suite 2012
Phoenix, AZ  85004

Linda A. Pellecchia, Director                          0                0
10701 S. Ocean Drive
Jensen Beach, FL  34957

Christopher J. Dillon, Director                        0                0
38 Fox Hunt Road
Lancaster, NY  14086

Barry M. Goldwater, Jr., Director                      0                0
3104 E. Camelback, Suite 274
Phoenix, AZ  85016

Daniel M. Mills, Director                              0                0
2801 Sarento Place
Palm Beach Gardens, FL  33410

Charles W. Schooley, IV, Director                      0                0
2939 Marys Way
Palm Beach Gardens, FL  33410

Jonathan Pierce, Director                              0                0
262 King Street
Oxford, ME  04270

                                             ------------           -------
All Directors & Executive Officers
     as a group (9 persons)                       47,194              0.3%

MYZIPSOFT, INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company?s Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.        Description


     Exhibit 3.1 Amended Articles of Incorporation of the company filed March 3, 2003 (incorporated by reference to the Company?s Form 10SB)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company?s Form 10SB)

     Exhibit 3.3 Amended Articles of Incorporation filed December 12, 2003 (incorporated by reference to the Company?s Form 10SB)

     Exhibit 3.4 Amended Articles of Incorporation filed January 24, 2005 (incorporated by reference to the Company?s Form 10SB)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CE0

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32    Section 1350 Certification

     Exhibit 99.1 eCom eCom.com Inc. Form 10QSB filed April 14, 2004 with the Securities and Exchange Commission, file number 000-23617, accession number 0001000459-04-000005
                   (incorporated by reference to the Company?s Form 10SB)

     Exhibit 99.2 CUSIP SERVICE BUREAU, filed by the company on March 3, 2005. (incorporated by reference to the Company?s Form 10SB)

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State (incorporated by reference to the Company?s Form 10SB)

     Exhibit 99.4 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company?s Form 10SB)
                                     50

MYZIPSOFT, INC.
Exhibit No.        Description
(CONTINUED)


     Exhibit 99.5 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed June 2, 2005
                   (incorporated by reference to the Company?s Form 10SB)

     Exhibit 99.6 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc.
                   (incorporated by reference to the Company?s Form 10SB)




(b) Reports on Form 8-K:
    The Company filed no reports on Form 8-K during the period covered by this report.

This release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in such forward-looking statements.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company?s annual financial statements, review of the Company?s quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $13,525 for the fiscal year ended May 31, 2005, and $3,100 for the fiscal year ended May 31, 2004.


Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $300 for the fiscal year ended May 31, 2005, and $0 for the fiscal year ended May 31, 2004.












                                     51



MYZIPSOFT, INC.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MyZipSoft, Inc.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, President

Date July 21, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, President and Director, Chairman, Secretary

Date July 21, 2005

By   /s/ Richard C. Turner
     ---------------------
     Richard C. Turner, Treasurer and Director

Date July 21, 2005

Exhibit 31.1

I, Barney A. Richmond, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of MyZipSoft, Inc.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:



MYZIPSOFT, INC.


(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 21, 2005

   /s/ Barney A. Richmond
-----------------------------
Barney A. Richmond, President















MYZIPSOFT, INC.
Exhibit 31.2

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of MyZipSoft, Inc.;
(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 21, 2005

   /s/ Richard C. Turner
---------------------------
Richard C. Turner, Chief Financial Officer

Exhibit 32
In connection with the Annual Report of MyZipSoft, Inc. (the ?Company?) on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


           /s/ Barney A. Richmond
          -----------------------
       Barney A. Richmond, President
       July 21, 2005


           /s/ Richard C. Turner
          -----------------------
       Richard C. Turner, Chief Financial Officer
       July 21, 2005





[A signed original of this written statement required by Section 906 has been provided to MyZipSoft, Inc. and will be retained by MyZipSoft, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]