Form 10KSB/A
period 2005-05-31
MyZipSoft, Inc.
filed 2005-09-08
CIK 1290785

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

                                               STANDARD & POOR'S
     Common Stock, par value $.01 per share  CUSIP NUMBER: 628703 10 0
     -------------------------------------------------------------------
                                (Title of class)

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

Registrant's revenues for its most recent fiscal year:     $80.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:       Currently no trading market

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

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market for Common Stock: There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue. The CUSIP number is 628703 10 0. The company has no lead market maker.

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

Item 8A. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time frames specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, to allow timely decisions regarding required disclosure based closely on the definition of disclosure controls and procedures in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control, objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and within the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

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

MYZIPSOFT, INC.
ITEM 4 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
(CONTINUED)

                                              Number of        % of Shares
Name and Address                              Shares Owned     Outstanding
----------------                              --------------   -----------
Barney A. Richmond, Director & President       6,172,096            41.2%
601 Seafarer Cir.
Jupiter, FL

Richard C. Turner, Director, Treasurer
& Chief Financial Officer                         47,194             0.3%
4200 Oak Street
Palm Beach Gardens, FL


Matthew Salmon, Director                               0                0
2700 N. 3rd Street, Suite 2012
Phoenix, AZ  85004

Linda A. Pellecchia, Director                          0                0
10701 S. Ocean Drive
Jensen Beach, FL  34957

Christopher J. Dillon, Director                        0                0
38 Fox Hunt Road
Lancaster, NY  14086

Barry M. Goldwater, Jr., Director                      0                0
3104 E. Camelback, Suite 274
Phoenix, AZ  85016

Daniel M. Mills, Director                              0                0
2801 Sarento Place
Palm Beach Gardens, FL  33410

Charles W. Schooley, IV, Director                      0                0
2939 Marys Way
Palm Beach Gardens, FL  33410

Jonathan Pierce, Director                              0                0
262 King Street
Oxford, ME  04270

                                             ------------           -------
All Directors & Executive Officers
     as a group (9 persons)                    6,219,290             41.5%

MYZIPSOFT, INC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No.        Description


     Exhibit 3.1 Amended Articles of Incorporation of the company filed March 3, 2003 (incorporated by reference to the Company's Form 10SB)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

     Exhibit 3.3 Amended Articles of Incorporation filed December 12, 2003 (incorporated by reference to the Company's Form 10SB)

     Exhibit 3.4 Amended Articles of Incorporation filed January 24, 2005 (incorporated by reference to the Company's Form 10SB)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CE0

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32    Section 1350 Certification

     Exhibit 99.1 eCom eCom.com Inc. Form 10QSB filed April 14, 2004 with the Securities and Exchange Commission, file number 000-23617, accession number 0001000459-04-000005
                   (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.2 CUSIP SERVICE BUREAU, filed by the company on March 3, 2005. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's Form 10SB)
                                     50

MYZIPSOFT, INC.
Exhibit No.        Description
(CONTINUED)


     Exhibit 99.5 List of Shareholders as of May 31, 2005 who received spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed June 2, 2005
                   (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.6 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc.
                   (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.7  American Capital Holdings, Inc. Corporate Resolution


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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $13,525 for the fiscal year ended May 31, 2005, and $3,100 for the fiscal year ended May 31, 2004.


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

Date: July 21, 2005

   /s/ Barney A. Richmond
-----------------------------
Barney A. Richmond, Principal Executive Officer















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

Date: July 21, 2005

   /s/ Richard C. Turner
---------------------------
Richard C. Turner, Principal Financial Officer

Exhibit 32
In connection with the Annual Report of MyZipSoft, Inc. (the "Company") on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

           /s/ Barney A. Richmond
          -----------------------
       Barney A. Richmond, Principal Executive Officer
       July 21, 2005


           /s/ Richard C. Turner
          -----------------------
       Richard C. Turner, Principal Financial Officer
       July 21, 2005





[A signed original of this written statement required by Section 906 has been provided to MyZipSoft, Inc. and will be retained by MyZipSoft, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to MyZipSoft, Inc., 100 Village Square
Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.