Form 10QSB
period 2005-11-30
MyZipSoft, Inc.
filed 2006-01-17
CIK 1290785

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended NOVEMBER 30, 2005
                      File Number 000-50783

                  AMERICAN ENVIRONMENTAL, INC.
                     (f/k/a MyZipSoft, Inc.)
                (f/k/a Freedom 4 Wireless, Inc.)
                     (f/k/a MyZipSoft, Inc.)


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

As of November 30, 2005 the issuer had 25,817,164 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]


















AMERICAN ENVIRONMENTAL, INC.       Form 10-QSB               NOVEMBER 30, 2005

                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......2

          Balance Sheets
           November 30, 2005 and 2004..................................4

          Statement of Operations
           Three Months Ended November 30, 2005 and 2004...............6

          Statement of Operations
           Six Months Ended November 30, 2005 and 2004.................5

          Statement of Changes in Shareholders' Equity
           From May 31, 2004, through November 30, 2005................7

          Statement of Cash Flows
           Six Months Ended November 30, 2005 and 2004.................8

          Notes to Financial Statements...............................10

ITEM 2 Management's Discussion and Analysis or Plan of Operation......16

ITEM 3 Controls and Procedures........................................25



PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings..............................................26

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds.......................................................26

ITEM 3 Defaults Upon Senior Securities................................26

ITEM 4 Submission of Matters to a Vote Of Security Holders ...........26

ITEM 5 Subsequent Events..............................................26

ITEM 6 Exhibits.......................................................26

SIGNATURES AND CERTIFICATIONS.........................................27







                                 2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
AMERICAN ENVIRONMENTAL, INC.
f/k/a MyZipSoft, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of AMERICAN ENVIRONMENTAL, INC., f/k/a MyZipSoft, Inc., as of November 30, 2005 and 2004, and the related statements of operations, for three and six month periods ended November 30, 2005 and 2004, the statement of changes in stockholders' equity from May 31, 2004 through November 30, 2005, and the statement of cash flows for the six month periods ended November 30, 2005 and 2004. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 9, 2006







                                3





AMERICAN ENVIRONMENTAL, INC.
BALANCE SHEETS
(UNAUDITED)
                                             NOV 30, 2005        NOV 30, 2004
ASSETS                                       -------------       ------------
   Current Assets
         Cash and Cash Equivalents          $     468            $    1,157
         Inventory                                                  349,580
         Notes Receivable                     111,467                     -
                                             -------------       ------------

             Total Current Assets             111,935               350,737
                                             -------------       ------------
   Other Assets
         Intangible Assets, Net                     -                3,369
         Prepaid Expense                        2,281                2,714
                                             -------------       ------------
             Total Other Assets                 2,281                6,083
                                             -------------       ------------

TOTAL ASSETS                               $  114,216            $ 356,820
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable               $    6,040            $   2,556
            Notes Payable                      51,011                  486
            Shareholder Loans                     506              598,454
                                             -------------       ------------
         Total Current Liabilities             57,557              601,496
                                             -------------       ------------
     Total Liabilities                         57,557              601,496
                                             -------------       ------------

       Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 25,817,164 shares issued
         and outstanding                      163,257

        Stockholders' Equity
         Common Stock $.01 par value, 300 million
         shares authorized, 499,503 shares issued
         and outstanding                                               250
         Paid-in-Capital                      672,704                1,750
         Retained Earnings (deficit)         (779,302)            (246,676)
                                             -------------       ------------
  Total Stockholders' Equity (Deficit)         56,659             (244,676)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $ 114,216            $ 356,820
                                             =============       ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  4




AMERICAN ENVIRONMENTAL, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                           NOV 30, 2005        NOV 30, 2004
                                           -------------       ------------
      Revenues
             Net Sales                     $      80           $        -
             Cost of Sales                                              -
                                           -------------       ------------
                 Gross Profit                    (80)                   -

      Operating Expenses
              General and Administrative      83,845              125,687
              Sales and Marketing                 33               10,045
              Amortization                                              -
                                           -------------       ------------
            Total Operating Expenses          83,878              135,732

                                           -------------       ------------
            Loss from Operations             (83,878)            (135,732)
                                           -------------       ------------

      Net Loss                             $ (83,798)          $ (135,732)
                                           =============       ============

Basic and Diluted
 Net loss Per Common Share                 $   (.003)          $   (.27)
                                           =============       ============


Weighted Average Shares Outstanding        25,817,164             499,503
                                          =============       ============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                5






AMERICAN ENVIRONMENTAL, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                               NOV 30, 2005        NOV 30, 2004
                                              -------------       ------------
      Revenues
             Net Sales                         $                   $         -
             Cost of Sales                             40                    -
                                               -------------       ------------
                 Gross Profit                         (40)                   -

      Operating Expenses
             General and Administrative            21,136                  212
             Sales and Marketing                        8                    -
             Amortization                                                    -
                                               -------------       ------------
           Total Operating Expenses                21,144                  212

                                               -------------       ------------
           Loss from Operations
                                                  (21,104)                (212)

                                               -------------       ------------
    Net Loss                                   $  (21,104)        $       (212)
                                               =============       ============

  Basic and Diluted
   Net Loss Per Common Share                   $   (.000)         $       (.00)
                                               =============       ============


  Weighted Average Shares Outstanding           22,070,735             499,503
                                               =============       ============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                6





AMERICAN ENVIRONMENTAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM MAY 31, 2004, THROUGH NOVEMBER 30, 2005
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares     $.01   Capital  (Deficit)      Equity
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004      499,503  $   250  $  1,750  $ (110,944) $(108,944)


Net Loss                 -        -         -    (135,732)  (135,732)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2004      499,503  $    250 $  1,750  $ (246,676) $(244,676)

Issuance of
 Common Stock to
 American Capital
 Holdings, Inc.  9,491,471     4,745   670,954           0    675,699

Sale on May 2005 of
 Common Stock to
 American Capital
 Holdings, Inc.  5,000,000    50,000         0           0     50,000

Net Loss from
12/1/04 - 5/31/05        -        -         -    (448,828)  (448,828)

Sale on June 2005 of
 Common Stock to
 American Capital
 Holdings, Inc.  5,000,000    50,000      -           -     50,000

Sale on Aug 2005 of
 Common  Stock to
 American Capital
 Holdings, Inc.  5,826,190    58,262         0           0     58,262

Net Loss                 -        -         -     (83,798)   (83,798)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2005   25,817,164 $ 163,257 $ 672,704 $ (779,302) $  56,659
                =========== ======== ========= ========== ===========











Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                7

AMERICAN ENVIRONMENTAL, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

                                           NOV 30, 2005     NOV 30, 2004


Cash Flows From Operating Activities
    Cash received from customers          $                    $       -
    Cash paid to suppliers of goods
        and services                           (27,035)         (253,808)
    Income Taxes Paid                                                  -
    Interest Paid                                                      -
    Interest Received                                                  -
                                             ----------       -----------
        Net Cash Flows Used in
         Operating Activities                  (27,035)         (253,808)

Cash Flows From Investing Activities
    Acquisition of Intangible Assets                                (166)
                                             ----------       -----------
        Net Cash Flows Provided By
         (Used In) Investing Activities                             (166)
                                             ----------       -----------

Cash Flows From Financing Activities
    Proceeds of Loans from Related Companies         -           254,410
    Repayment of Loans to Related Companies    (73,081)                -
    Proceeds from sale of Stock                 50,000                 -
    Loan Proceeds to related company           (50,000)                -

                                               (73,081)
        Net Cash Flows Provided By
         Financing Activities                                    254,410
                                             ----------      -----------
Net Increase / (Decrease) in Cash             (100,116)              436

Cash and Cash Equivalents at
 Beginning of Period                           100,584               721
                                            ----------       -----------
Cash and Cash Equivalents at
 End of Period                            $        468       $     1,157
                                          =============== ==============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                8







AMERICAN ENVIRONMENTAL, INC.
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2005 AND 2004
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                           NOV 30, 2005         NOV 30, 2004
                                            ----------           -----------

  Net Income (Loss)                       $   (83,798)      $     (135,732)
  Add items not requiring outlay of cash:
   Depreciation and amortization                    -                    -
   Transfer Payable to Equity                  58,262                    -
   Cash was increased by:
   Decrease in prepaid assets                     503                7,226
   Increase in accounts payable
   Cash was decreased by:
   Increase in inventory                                          (125,000)
   Decrease in accounts payable                (2,002)                (302)


                                            ----------           -----------
      Net Cash Flows Used in
       Operating Activities               $   (27,035)         $  (253,808)
                                          ===============      ==============



Non-cash transactions

The Company reduced their payables to American Capital Holdings, Inc., a related company, for the six months ended November 30, 2005 by the amount of $58,262. American Capital Holdings, Inc. acquired common stock in the Company for the amount of the payables outstanding at the end of the last two quarters.















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                9








AMERICAN ENVIRONMENTAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

History: MYZIPSOFT, INC. was incorporated in the State of Florida on February 28, 2003 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.' On December 12, 2003, the Company changed its name to Freedom 4 Wireless, Inc. ("F4W") in connection with its spin off by eCom and its planned acquisition of certain assets of a company known as Freedom 4 Wireless, Inc. (Delaware). On January 24, 2005, the Company changed their name back to MyZipSoft, Inc. due to the discontinued operations of the wireless division. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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

Until June 30, 2004, the Company was involved in the research and development of the wireless and environmental industries. Currently, the Company is in negotiations with a company known as Miami Filter, LLC ("Miami Filter"). Miami Filter has been in the water filtration manufacturing business since 1958 with systems located throughout many countries, including the United States of America. Its product line is known worldwide for quality, dependability, and customer satisfaction. Miami Filter's tested and proven equipment is utilized for many industrial applications such as wastewater treatment facilities, commercial swimming pools, water parks, and aquariums. Miami Filter also



                                10

AMERICAN ENVIRONMENTAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

On November 2, 2005, MyZipSoft changed it's name with the Florida Division of Corporations to American Environmental, Inc., (the "Company") appended hereto as Exhibit 99.9.

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

                              11

AMERICAN ENVIRONMENTAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

American Capital owes the Company $712, Maverick Energy owes the Company $7,000, American Environmental owes the Company $53,755, Miami Filter owes the Company $50,000. All are related companies. All loans are non-interest bearing and due upon demand.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

None

NOTE F - PREPAID EXPENSES

Prepaid expenses consist principally of amounts paid for prepaid Insurance and Florida Atlantic Stock Transfer for transfer fees.

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

NOTE H - OTHER ASSETS

None
                              12


AMERICAN ENVIRONMENTAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE I - STOCKHOLDER LOANS AND NOTES PAYABLE

The Stockholder loan is a non-interest bearing, non-collateralized loan payable to a related company in the amount of $51,557 is due on demand.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2005 totals approximately $775,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2025.

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the six months ended November 30, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

AMERICAN ENVIRONMENTAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              May 31, 2005

       Loss carry forward for tax purposes             $    695,000
                                                       ================
       Deferred tax asset (34%)                             236,470
       Valuation allowance                                 (236,470)

       Net deferred tax asset                          $         -

                                                       ================
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2005 was approximately $775,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.


NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payables due to related company entities. eCom eCom.com, Inc. is owed $457 for funds advanced to the Company for it's operations; USA Performance Products is owed $441; Panaia Estate is owed $114.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2005 is approximately $77,000. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.



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

AMERICAN ENVIRONMENTAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2005
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc., ("American Capital"). The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off of the Company and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advise of SEC Staff Legal Bulletin No. 4.

On March 29, 2004, eCom Chairman and CEO David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. A Copy of this press release appended hereto as Exhibit 99.5 (incorporated by reference to the Company's Form 10SB12G) Paragraph two (2) of this release stated the following:

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

Pursuant to SEC Staff Legal Bulletin No. 4, the issuance of all the share certificates of the above referenced spin-off companies were sent via certified mail on June 2, 2005 to the shareholders of record as of May 27, 2005. The shareholder list and Certified Mail numbers are appended hereto as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G).

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

For mail reference purposes, appended herewith, as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G), is a schedule of each shareholders last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one(1) United States Postal Certified Mail Envelope. ----end of June 2, 2005 8-K----

AMERICAN ENVIRONMENTAL, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger, Peretz to commence with the preparation of a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Form 10 SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing.

On July 25, 2005, a third bankruptcy hearing was held in front of the Honorable Judge Steven Friedman, during which two (2) orders were granted by the court. The first order granted the Debtor permission to obtain post-petition financing in the amount of $100,000 from American Capital Holdings, Inc. on the terms and conditions set forth in the motion. The second order granted authorization for the Debtor-in-Possession to (I) Provide Electronic Service Upon Equity Security Holders and (II) Utilize Executive Mail Service for Purposes of Coordinating and Effectuating Service Upon Equity Security Holders.

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. On May 31, 2005 several new shareholders of American Capital Holdings invested $400,000 in eight (8) of the above referenced companies to enable the companies to pay expenses relating to the initial funding of these companies to achieve their respective business purposes. This funding will be reflected in each company's Form 10SB audits and filings. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company from June 1, 2005 through November 30, 2005 in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed to the plan, and believes these efforts, combined with execution of the new business plans, will not only recapture the lost shareholder value of eCom, but will enhance future long term shareholder value as well.

Electronic copies of the May 16, June 6, and July 25 2005 court transcripts are available on the eCom website, www.ecomecom.net.

On November 2, 2005, MyZipSoft changed it's name with the Florida Division of Corporations to American Environmental, Inc., appended hereto as Exhibit 99.9.



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

AMERICAN ENVIRONMENTAL, INC.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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






25




AMERICAN ENVIRONMENTAL, INC.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

On November 2, 2005, MyZipSoft changed it's name with the Florida Division of Corporations to American Environmental, Inc., appended hereto as Exhibit 99.9.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification

     Exhibit 99.9 Articles of Amendment name change from MyZipSoft, Inc. to American Environmental, Inc. filed on November 2, 2005 with the Florida Division of Corporations

(b) Reports on Form 8-K:
    None













                                26



AMERICAN ENVIRONMENTAL, INC.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

January 9, 2006                       By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Chief Executive Officer

January 9, 2006                        By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
                                27


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

Date: January 9, 2006

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

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

 c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
                                28



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

Date: January 9, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of AMERICAN ENVIRONMENTAL, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 9, 2006


                               29



AMERICAN ENVIRONMENTAL, INC.


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 9, 2006


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





































                               30