Form 10QSB
period 2006-02-28
MyZipSoft, Inc.
filed 2006-04-17
CIK 1290785

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended FEBRUARY 28, 2006
                      File Number 000-50783

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

As of February 28, 2006 the issuer had 27,327,714 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]


















AMERICAN ENVIRONMENTAL, INC.       Form 10-QSB               FEBRUARY 28, 2006
A Development Stage Enterprise

                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......2

          Balance Sheets
           February 28, 2006 and 2005..................................4

          Statement of Operations
           Nine Months Ended February 28, 2006 and 2005 and from
           Inception, February 28, 2003 through February 28, 2006......5

          Statement of Operations
           Three Months Ended February 28, 2006 and 2005...............6

          Statement of Changes in Shareholders' Equity from
           Inception, February 28, 2003 February 28, 2006..............7

          Statement of Cash Flows
           Nine Months Ended February 28, 2006 and 2005 and from
           Inception, February 28, 2003 February 28, 2006..............8

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




                                 2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
f/k/a MyZipSoft, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of AMERICAN ENVIRONMENTAL, INC.,A Development Stage Enterprise, f/k/a MyZipSoft, Inc., as of February 28, 2006 and 2005, and the related statements of operations, for three and nine month periods ended February 28, 2006 and 2005 and from Inception, February 28, 2003 through February 28, 2006, the statement of changes in stockholders' equity from Inception, February 28, 2003 through February 28, 2006, and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005 and from Inception, February 28, 2003 through February 28, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2006







                                3


AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                             FEB 28, 2006        FEB 28, 2005
ASSETS                                       -------------       ------------
   Current Assets
         Cash and Cash Equivalents          $        215         $      543
         Inventory                                     -                  0
         Loans receivable                        110,955                  -
         Accounts receivable                          64                  -
                                             -------------       ------------

             Total Current Assets                 61,234                543
                                             -------------       ------------
   Other Assets
         Intangible Assets, Net                       70                 70
         Prepaid Expense                           9,361              2,714
                                             -------------       ------------
             Total Other Assets                   59,431              2,784
                                             -------------       ------------

TOTAL ASSETS                                $    120,665          $   3,327
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                $     6,290          $    2,596
            Notes Payable                           456                 491
            Shareholder Loans                    56,583                 489
                                             -------------       ------------
         Total Current Liabilities               63,329               3,626
                                             -------------       ------------
     Total Liabilities                           63,329               3,626
                                             -------------       ------------

       Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 27,327,714 shares issued
         and outstanding                         273,277


         Common Stock $.01 par value, 300 million
         shares authorized, 499,503 shares issued
         and outstanding                                             4,996
         Paid-in-Capital                        577,789            667,204
         Deficit Accumulated during the
          Development Stage                    (793,731)          (672,499)
                                             -------------       ------------
  Total Stockholders' Equity (Deficit)           57,336               (299)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY    $   120,665          $   3,327
                                             =============       ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  4

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005
AND INCEPTION, FEBRUARY 28, 2003 TO FEBRUARY 28, 2006
     (UNAUDITED)
                                                               INCEPTION,
                                                              FEB 28, 2003
                                                                  TO
                                   2006          2005         FEB 28, 2006
                              ------------   ------------     ------------
  Revenues
    Net Sales                $      160      $       -        $      240
    Cost of Sales                     -              -                15
                              -------------  ------------     ------------
       Gross Profit                (160)             -              (225)

  Operating Expenses
    General and Administrative   98,355        126,626           145,443
    Sales and Marketing              32         10,045                48
    Amortization                      -              -                 -
                              -------------   ------------     ------------
      Total Operating Expenses   98,388        136,671           145,491

                              -------------   ------------     ------------
        Loss from Operations    (98,228)      (136,671)         (145,266)
                              -------------   ------------     ------------
  Other Income (Expense)
    Discontinued Operations           -       (424,884)         (537,521)
                               ------------   ------------     ------------

    Net Other Expenses                -       (424,884)         (537,521)
                               ------------   ------------     ------------
Net Loss                    $   (98,228)    $ (561,555)        $(682,787)
                               =============  ============     ============

Basic and Diluted
 Net loss Per Common Share  $    (.004)     $      (.07)
                               =============  ============


Weighted Average Shares
     Outstanding                 23,880,634      7,770,796
                               =============  ============













Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                5

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

                                               FEB 28, 2006       FEB 28, 2005
                                               -------------      ------------
      Revenues
             Net Sales                         $      80          $        -
             Cost of Sales                             -                   -
                                               -------------       ------------
                 Gross Profit                        (80)                  -

      Operating Expenses
             General and Administrative           14,493                 939
             Sales and Marketing                      16                   -
             Amortization                              -                   -
                                               -------------       ------------
           Total Operating Expenses               14,509                 939

                                               -------------       ------------
           Loss from Operations                  (14,429)               (939)
                                               -------------       ------------
       Other Income (Expense)
               Discontinued Operations                              (424,884)
                                               -------------       ------------
       Net Other Expenses                                           (424,884)
                                               -------------       ------------
    Net Loss                                   $ (14,429)         $ (425,823)
                                               =============       ============

  Basic and Diluted
   Net Loss Per Common Share                   $   (.001)         $    (.02)
                                               =============       ============


  Weighted Average Shares Outstanding          25,833,947         18,316,875
                                              =============       ============






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                6












AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, FEBRUARY 28, 2003 THROUGH FEBRUARY 28, 2006
(UNAUDITED)
                     Number   At Par     Add'l                  Total
                       of      Value   Paid In  Accumulated  Stockholder
                     Shares     $.01   Capital    Deficit      Equity
                ----------- -------- --------- ---------- -----------
Balance
  February 28, 2003     0     $   0    $    0    $    0    $      0

Issuance of
Common Stock            1        (0)       (0)        0           1

Cancellation of
  Common Stock
  by eCom eCom        ( 1 )      (0)       (0)        0           0

Issuance of
Common Stock      499,503     4,995    (2,995)        -       2,000

Net Loss 2004           -         -         -  (110,943)   (110,943)

Issuance of
 Common Stock   9,491,471    94,915   580,784          0     675,699

Sale on May 2005 of
 Common Stock   5,000,000    50,000         0          0      50,000

Net Loss 2005           -         -         -   (584,560)   (584,560)

Convert Related Company
 Debt to Common
 Stock 6/05     5,000,000    50,000         -          -      50,000

Convert Related Company
 Debt to Common
 Stock 8/31/05  5,826,190    58,262         0          0      58,262

Convert Related Company
 Debt to Common
 Stock on 2/28/06 510,550     5,105         -          -       5,105

Issuance of Common
 Stock for payment of
 professional fee on
 2/28/06        1,000,000    10,000         -          -      10,000

Net Loss                -         -         -    (98,227)    (98,227)
                ----------- -------- --------- ---------- -----------
Balance,
 Feb 28, 2006  27,327,714  $273,277  $577,789  $(793,730) $   57,336

                =========== ======== ========= ========== ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                7


AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND
FROM INCEPTION, FEBRUARY 28, 2003 TO FEBRUARY 28, 2006            INCEPTION,
(UNAUDITED)                                                      FEB 28, 2003
                                                         TO
                                           2006         2005     FEB 28, 2006
                                     -------------  ------------ ------------

Cash Flows From Operating Activities
  Cash received from customers        $       64      $      -   $       64
  Cash paid to suppliers of goods
    and services                         (27,801)     (291,316)    (714,386)
  Income taxes Paid                            -             -            -
  Interest paid                                -             -            -
  Interest received                            -             -            -
                                     -------------  ------------ ------------
        Net Cash Flows Used in
         Operating Activities            (27,737)     (291,316)    (714,322)
                                     -------------  ------------ ------------

Cash Flows From Investing Activities
  Acquisition of Intangible Assets             -          (166)      (3,204)
                                     -------------  ------------ ------------
    Net Cash Flows Provided By
    (Used in)Investing Activities              -          (166)    (717,526)
                                     -------------  ------------ ------------

Cash Flows From Financing Activities
 Proceeds from sale of stock              50,000             -      100,000
 Proceeds of loans from related
   entities                                    -       291,304      764,498
 Repayment of loans to related entities  (72,631)            -      (70,895)

 Loans to/from related company, Net      (50,000)            -      (75,861)
                                     -------------  ------------ ------------
          Net Cash Flows Provided By
   (Used in)Financing Activities         (72,631)      291,304      717,742
                                     -------------  ------------ ------------

Net Increase / (Decrease) in Cash       (100,368)         (178)         216

Cash and Cash Equivalents at
 Beginning of Period                     100,584           721
                                     -------------  ------------ ------------
Cash and Cash Equivalents at
 End of Period                       $       216     $     543     $    216
                                     =============  ============ ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                8







AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                           FEB 28, 2006         FEB 28, 2005
                                           -------------        ------------

  Net Income (Loss)                       $   (98,227)          $   (561,555)
  Add items not requiring outlay of cash:
   Depreciation and amortization                    -                      -
   Convert debt to equity                      63,367                      -
   Payment of professional fee
     by issuance of stock                      10,000                      -
 Cash was increased by:
   Decrease in inventory                            -                224,580
   Decrease in equipment                            -                 35,568
   Decrease in prepaid assets                       -                  7,226
   Decrease in intangible assets                                       3,134
   Increase in accounts payable                 3,770                      -
 Cash was decreased by:
   Increase in inventory                            -                      -
   Decrease in accounts payable                     -                   (269)
   Increase in prepaid assets                  (6,647)                     -
                                           -------------        ------------
      Net Cash Flows Used in
       Operating Activities               $   (27,737)         $    (291,316)
                                          ===============      ==============



Non-cash transactions

The Company converted a payable incurred in the current quarter to a related company in the amount of $63,367 to equity in the Company. The payables were incurred when the related company paid certain operating expenses on behalf of the company. The Company also converted professional fees payable in the amount of $10,000 to equity in the Company in the current quarter.












Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                9



AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

Until June 30, 2004, the Company was involved in the research and development of the wireless and environmental industries. Currently, the Company is in negotiations with a company known as Miami Filter, LLC ("Miami Filter"). Miami Filter has been in the water filtration manufacturing business since 1958 with systems located throughout many countries, including the United States of America. Its product line is known worldwide for quality, dependability, and customer satisfaction. Miami Filter's tested and proven equipment is utilized for many industrial applications such as wastewater treatment facilities, commercial swimming pools, water parks, and aquariums. Miami Filter also

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

The loans receivable from related entities, $60,955, and unrelated entities, $50,000 are non-interest bearing, non collateralized and due on demand.

NOTE E - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in the environmental type of business.

NOTE F - PREPAID EXPENSES

The Company has a Prepaid Expense of $9,361 which consists of professional consulting fees.

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS


NOTE H - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 to 300 million with the state of Florida on 1/25/05. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE I - STOCKHOLDER LOANS AND NOTES PAYABLE


The Stockholder loan is a non-interest bearing, non-collateralized loan payable and is due on demand. The company owes a related party $50,000, USA Performance Products is owed $441; Panaia Estate is owed $114, US Financial Group $5,522.

NOTE J - COMMITMENTS AND CONTINGENCIES

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2006 totals approximately $792,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2025.

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the nine months ended February 28, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              FEB 28, 2006

       Loss carry forward for tax purposes             $    792,000
                                                       ================
       Deferred tax asset (34%)                             269,358

       Valuation allowance                                 (269,358)

       Net deferred tax asset                          $          -

                                                       ================
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $792,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

The Company has allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2006 is approximately $63,000. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial
positions.                       14

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Electronic copies of the May 16, June 6, July 25, 2005, and March 20, 2006 court transcripts and court orders are available on the eCom website, www.ecomecom.net.

On October 14, 2005 the Board of Directors of the Company held a board meeting in order to nominate the following persons to serve as officers of the Corporation Charles Schooley, IV, President and Director, Daniel M. Mills, Vice President and Director. Mr. Richmond will remain on the Board as Chairman,

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

Secretary and Director. A second motion was made and passed to remove Christopher J. Dillon, Linda A. Pellecchia and Barry M. Goldwater, Jr. as Directors. The Board of Directors also acknowledges and accepts the resignation of Matthew Salmon.

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise
ITEM 3. CONTROLS AND PROCEDURES

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

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise

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

ITEM 5. SUBSEQUENT EVENTS.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

        Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

        Exhibit 32    Section 1350 Certification


(b) Reports on Form 8-K:
    None

AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

                                           By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Chief Executive Officer

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


AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Barney A. Richmond

Barney A. Richmond
Chief Executive Officer


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


AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of AMERICAN ENVIRONMENTAL, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S. C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
Chief Executive Officer
Date: April 15, 2006


                               29


AMERICAN ENVIRONMENTAL, INC.
A Development Stage Enterprise


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2006


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