Form 10KSB
period 2006-05-31
MyZipSoft, Inc.
filed 2006-08-29
CIK 1290785

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended MAY 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                  to

                Commission file number 000-50783


                  AMERICAN ENVIRONMENTAL, INC.
                     (f/k/a MyZipSoft, Inc.)
                (f/k/a Freedom 4 Wireless, Inc.)
                     (f/k/a MyZipSoft, Inc.)


        (Name of small business issuer in its character)

        Florida                                       56-2335301

 (State or other jurisdiction            (I.R.S Employer Identification No.)
 of incorporation or organization)


         100 Village Square Crossing, Suite 202                33410
                 Palm Beach Gardens, FL

        (Address of principle executive offices)             (Zip Code)


Issuer's telephone number, including area code: (561) 207-6395


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

        Common Stock, par value $.01 per share    CUSIP NUMBER: 628703 10 0

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

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2006 the issuer had 27,327,714 shares of common stock, $.0001 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X













































AMERICAN ENVIRONMENTAL, INC.     Form 10-KSB                  MAY 31, 2006
(A Development Stage Company)

INDEX
                                                                    PAGE NO.
PART I

ITEM 1    DESCRIPTION OF BUSINESS.........................................4

ITEM 2    DESCRIPTION OF PROPERTY.........................................5

ITEM 3    LEGAL PROCEEDINGS...............................................5

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............5

PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........5

ITEM 6    MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS.5

ITEM 7    FINANCIAL STATEMENTS AND NOTES TO FINANCIALS....................F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................F-13

ITEM 8A   CONTROLS AND PROCEDURES.........................................F-13

PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS...............22

ITEM 10   EXECUTIVE COMPENSATION..........................................23

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..23

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................24

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K................................25

ITEM 14   PRINCIPLE ACCOUNTANT FEES AND SERVICES..........................25

SIGNATURES AND CERTIFICATIONS.............................................26




















AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to American Environmental, Inc.("American Environmental, Inc."). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for the future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variation of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off American Environmental, Inc.,(f/k/a MyZipSoft, Inc.) into a independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

American Environmental, Inc.,(f/k/a MyZipSoft, Inc.) was incorporated in the State of Florida on February 28, 2003 as a wholly owned subsidiary of eCom eCom.com, Inc.

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of American Environmental, Inc.,(f/k/a MyZipSoft, Inc.).

eCom eCom.com, Inc. spun off American Environmental, Inc.,(f/k/a MyZipSoft, Inc.) on March 4, 2004.

The Company does not have any off-balance sheet arrangements.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 100 Village Square Crossing, Suite, 202, Palm Beach Gardens, Florida 33410, consisting of approximately 784 square feet of office space. The Company shares the office with American Capital Holdings, Inc. ("ACH"). ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $2,330.92 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock: There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue.

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.

Security Holders: The Company has approximately 5,000 shareholders. The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.

Dividends: There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

History of Spin-Off Company:

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company.

On June 4, 2004, the Board of Directors of eCom readopted a resolution to spinoff the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. under Chapter 11 Title 11, of the United States Bankruptcy Code. Thereafter, an order for relief was entered by the United States Bankruptcy Court on May 16, 2005. On June 2, 2005, the shares of the Spin-Off Company were distributed to eCom shareholders of record, as of May 27, 2005. Subsequent thereto, eCom caused a registration statement on Form 10-SB to be filed for the Company.

eCom believed that it could effectuate the spin-offs pursuant to the criteria and procedures set forth in the September 16, 1997 Securities and Exchange Commission Staff Legal Bulletin No. 4 issued regarding the applicability of
Section 5 of the Securities Act of 1933 ("The Bulletin"). eCom was subsquently advised by the Staff of the Securities and Exchange Commission ("SEC") that the Spin-Off Company may not qualify for the spinoff procedures set forth in the Bulletin for a number of reasons, including the facts that (i)there may not have been a valid "business purpose" as defined in the Bulletin, and (ii)the certificates evidencing the shares were distributed prior to having an effective Form 10-SB registration statement available for distribution to shareholders.

As stated in the Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc., filed in the United States Bankruptcy Court Southern District of Florida on August 18, 2006, Article VIII, Section 8.06 Spin-Off of
Subsidiaries: "At the request of the SEC staff, eCom voluntarily withdrew the Form 10-SB registration statement. A Form 10-SB registration statement will be filed post-Effective Date for each of the Subsidiaries when appropriate transactions are finalized as to each Subsidiary."

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

It is the intention of the Company to perform a merger or acquisition with a privately owned operating business that is generating substantial revenues. After a merger or acquisition has occurred, the Company will then file its Form 10-SB and SB-2.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. There is currently no public market for the Company's common stock, until such time as the Company's Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.

If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market. The OTC market differs from national and regional stock exchanges in that it (1) is not sited in a single location but operates through communication of bids, offers and confirmations between broker-dealers and (2) securities admitted to quotation are offered by one or more broker-dealers rather than the "specialist" common to stock exchanges.


COMPARISON OF RESULTS OF OPERATIONS:

Year Ended May 31, 2006 vs. Year Ended May 31, 2005.

Revenue for the year ended May 31, 2006 was $530 compared to $80 of revenue recorded for the year ended May 31, 2005.


Cost of sales which includes depreciation expense $0, for the year ended May 31, 2006 and $15, for the year ended May 31, 2005.

Total operating expenses for the year ended May 31, 2006 was $126,286 compared to $47,174 for the year ended May 31, 2005.

Administrative expense $126,180 in fiscal year 2006 versus $47,158 in fiscal year 2005 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2006 resulted in a net loss of $(125,959) versus a net loss of $(584,630) recorded in the year ended May 31, 2005.


The Company does not have any off-balance sheet arrangements.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

SUCCESS OF OPERATIONS WILL DEPEND ON THE AVAILABILITY OF CAPITAL. Realization of the business' perceived potential will require significant capital. If the Company is not able to raise the funds to provide this capital, or to otherwise locate the required capital for the business, the company may never attain profitability.

LIMITED TIME COMMITMENT OF MANAGEMENT. While developing the Company's business plan, seeking business opportunities, and providing managerial resources, management will not be devoting its full time and efforts to the Company and will depend on other operational personnel. The Company's directors and officers have not entered into written employment agreements with the Company and they are not expected to do so in the foreseeable future. The Company has not obtained key man life insurance on its officers and directors. Notwithstanding the limited time commitment of management, loss of the services of these individuals would adversely affect development of the Company's business and its likelihood of continuing operations.

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

NO PUBLIC MARKET CURRENTLY EXISTS. There is currently no public market for the Company's common stock, until such time as the Company's Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

There can be no assurance that a market will in fact develop at any time, or that a shareholder ever will be able to liquidate his investment without considerable delay. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's stock.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)


ITEM 7. FINANCIAL STATEMENTS AND NOTES TO FINANCIALS

The page numbers for the financial statement categories are as follows:




                        INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2006 and 2005.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2006 and 2005 and from
           Inception, February 28, 2003, through May 31, 2006..........F-4

          Statement of Changes in Shareholders' Equity
           From Inception, February 28, 2003, through May 31, 2006.....F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2006 and 2005 and from
           Inception, February 28, 2003, through May 31, 2006..........F-6

          Notes to Financial Statements................................F-8

                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
Palm Beach Gardens, Florida

We have audited the accompanying balance sheets of American Environmental, Inc. (A Development Stage Company), as of May 31, 2006 and 2005, and the related statements of operations and cash flows for the twelve months ended May 31, 2006 and 2005 and from inception, February 28, 2003, through May 31, 2006, and the statement of changes in shareholders' equity from inception, February 28, 2003, through May 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Environmental, Inc. (A Development Stage Company), as of May 31, 2006 and 2005 and the results of its operations and cash flows for the years ended May 31, 2006 and 2005 and from the period from inception, February 28, 2003, through May 31, 2006, and the statement of changes in shareholders' equity from inception, February 28, 2003 through May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 25, 2006

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2006 AND 2005

                                                  2006               2005
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $       520       $   100,584
         Prepaid Expense                            6,861             2,714
         Note and Loan Receivable                 113,513                 -
         Accounts Receivable                          216                 -
                                             -------------       ------------

             Total Current Assets                 121,110           103,298
                                             -------------       ------------


TOTAL ASSETS                                  $   121,110       $   103,298
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $    10,886       $     8,042
            Loans Payable                          56,573            50,000
            Shareholder Loans Payable              24,117            13,130
                                             -------------       ------------
         Total Current Liabilities                 91,576            71,172
                                             -------------       ------------
     Total Liabilities                       ````` 91,576            71,172
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.0001 par value, 300 million
         Shares authorized, 27,327,714 shares issued
         and outstanding                            2,732

         Common Stock $.0001 par value, 300 million
         Shares authorized,14,990,974 shares issued
         and outstanding                                              1,499
         Paid-in-Capital                          848,335           726,201
         Deficit accumulated during the
          development stage                      (821,533)         (695,574)
                                             -------------       ------------
  Total Stockholders' Equity                       29,534            32,126
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    121,110        $  103,298
                                             =============       ============



The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005 AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH MAY 31, 2006
                                                               INCEPTION,
                                                              FEB 28, 2003
                                                                THROUGH
                                     2006        2005         MAY 31, 2006
                               -------------  ------------    ------------
 Revenues
    Net Sales                 $       530     $        80    $       610
    Cost of Sales                       -              15             15
                               -------------  ------------    ------------
       Gross Profit                   530              65            595
                               -------------  ------------    ------------
 Operating Expenses
   General and Administrative     126,180          47,158        283,782
   Sales and Marketing                106              16            622
                                ------------  ------------    ------------
       Total Operating Expenses  (126,286)        (47,174)      (284,404)

                                ------------  ------------    ------------
         Loss from Operations    (125,756)        (47,109)      (283,809)
                                ------------  ------------    ------------

 Other Income (Expense)
   Interest income                  2,558                          2,558
   Interest expense                (2,761)              -         (2,761)
   Discontinued operations                       (537,521)      (537,521)
                               -------------  ------------    ------------
       Net Other Expenses            (203)       (537,521)      (537,724)
                               -------------  ------------    ------------

      Net Loss                $  (125,959)   $   (584,630)   $  (821,533)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share    $     (.006)   $    (.20)
                              =============   ============


Weighted Average Shares
     Outstanding                22,256,336     2,905,572
                              =============   ============







The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, FEBRUARY 28, 2003 THROUGH MAY 31, 2006

                             Number   At Par    Add'l                  Total
                               of     Value   Paid In   Accumulated Stockholder
                             Shares  $.0001   Capital   (Deficit)      Equity
Balance At Inception,    ----------- -------- --------- ---------- -----------
 February 28, 2003                0    $    0   $     0   $      0   $       0

Issuance of
 Common Stock                     1        (0)       (0)         0           1

Cancellation of
 Common Stock
 by eCom eCom                   ( 1 )      (0)       (0)         0           0

Issuance of Common Stock
to eCom Shareholders        499,503        50     1,950          -       2,000

Net Loss 2003 and 2004            -         -         -   (110,944)   (110,944)

Issuance of
 Common Stock             9,491,471       949   674,750          0     675,699

Sale of Common Stock
 (See Note M)             5,000,000       500    49,500          0      50,000

Net Loss 2005                     -         -         -   (584,630)   (584,630)

Sale of Common Stock
 (See Note M)             5,000,000       500    49,500          0      50,000

Convert Debt to
 Common Stock
 (See Note N)             6,336,740       633    62,734          0      63,367

Convert Professional
 fees to Common Stock
                          1,000,000       100     9,900          -      10,000

Net Loss 2006                     -         -         -   (125,959)   (125,959)
                          ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2006            27,327,714   $ 2,732  $848,335 $ (821,533)$    29,534
                        ============  ======== ========= ========== ===========





The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005 AND FROM INCEPTION, FEBRUARY 28, 2003 THROUGH MAY 31, 2006

                                                                   INCEPTION
                                                                  FEB 28, 2003
                                                                    THROUGH
                                               2006       2005     MAY 31, 2006
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $    313   $      0   $     313
  Cash paid to suppliers of goods
      and services                            (42,234)  (343,904)   (386,417)
  Income taxes paid                                 -          -           -
  Interest paid                                  (203)         -        (203)
  Interest received                                 -          -           -
                                            ----------  ---------   ---------
   Net Cash Flows Used in
       Operating Activities                   (43,124)  (343,904)   (386,307)
                                            ----------  ---------   ---------

   Net Cash Flows Provided By
       (Used In) Investing Activities               -          -           -
                                            ----------  ---------   ---------
Cash Flows From Financing Activities
  Proceeds from sale of stock                  50,000     50,000     100,000
  Proceeds of loans from stockholders               -    353,450     353,450
  Loans to related companies                 (110,955)         -    (110,955)
  Loan to related company                                 (9,940)     (9,940)
  Proceeds of loans from related company                  50,257      50,257
  Loans from related company                    4,015                  4,015
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities         (56,940)   443,767     386,827
                                            ----------  ---------   ---------

Net Increase / (Decrease) in Cash            (100,064)    99,863         520

Cash and Cash Equivalents at
 Beginning of Period                          100,584        721           0

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $     520   $100,584   $     520
                                            ==========  =========   =========





The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                               2006                 2005
                                             ----------          ----------

  Net Income (Loss)                       $   (125,959)       $  (584,630)
  Add items not requiring outlay of cash:
   Depreciation and amortization
   Charge-off of intangible assets due to
     discontinued operations                         -              3,734
   Convert related party debt to equity         63,367                  -
   Convert professional fees to equity          10,000                  -
 Cash was increased by:
   Increase in accounts payable                  2,844              5,177
   Increase in accrued interest payable          2,558                  -
   Decrease in prepaid expense                       -              7,226
   Decrease in inventory                             -            224,580
   Increase in accounts payable
     to a related company                        7,477                  -
Cash was decreased by:
   Increase in prepaid expense                    (853)                 -
   Increase in accrued interest receivable      (2,558)                 -
                                           -------------       ------------
      Net Cash Flows Used in
       Operating Activities               $    (43,124)       $  (343,904)
                                        ===============      ==============


Non-Cash Transactions:


The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of American Environmental, Inc. The related company invoiced American Environmental, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $63,367 were converted to 6,336,740 of American Environmental, Inc.'s common stock.

American Environmental, Inc. also paid the professional fees of an independent third party in the amount of $10,000 by issuing 1 million shares of its common stock.





The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off American Environmental, Inc.,(f/k/a MyZipSoft, Inc.) into a independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

American Environmental, Inc.,(f/k/a MyZipSoft, Inc.) was incorporated in the State of Florida on February 28, 2003 as a wholly owned subsidiary of eCom eCom.com, Inc.

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of American Environmental, Inc.,(f/k/a MyZipSoft, Inc.).

eCom eCom.com, Inc. spun off American Environmental, Inc.,(f/k/a MyZipSoft, Inc.) on March 4, 2004.

On November 2, 2005, MyZipSoft, Inc. changed its name to American
Environmental, Inc.

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

REVENUE RECOGNITION
Product revenue is recognized when the product is shipped. Service revenue is recognized when the service is complete. Dividends from investments are recognized when declared payable by the underlying investment. Capital gains and losses are recorded on the date of the sale of the investment.

CASH
Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
It is the policy of management to review the outstanding accounts receivable at each year end, as well as the bad debt write-offs experienced in the past, in order to establish an allowance for doubtful accounts for uncollectible amounts.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONTINUED)

DEPRECIATION
Property and equipment will be recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation will be computed using the straight-line method.

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

RECLASSIFICATION
Certain reclassifications have been made to the prior years financial statements in order for them to be in conformity with the current years presentation.

NOTE C - NOTE AND LOANS RECEIVABLE

The loans receivable at May 31, 2006, are non-interest bearing, non collateralized and due on demand. Green Energy Group, Inc. owes the company $7,000, Amenviro Corp. owes the company $53,955.

The Note receivable dated June 1, 2005 is with Miami Filter in the amount of $50,000, plus accrued interest of $2,558 at the rate of 5% interest per annum on the unpaid balance. The note is non-collateralized and matured on September 1, 2005. On July 27, 2006, a payment of $7,500 was paid towards the principal of this Note.

NOTE D - DEVELOPMENT STAGE COMPANY

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in the insurance, environmental, or energy business.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2006 and 2005 in the amounts of $6,861 and $2,714 which consist of professional consulting fees paid in advance.


NOTE F - CHANGE OF COMMON SHARES AUTHORIZED

The Company changed the number of common shares authorized from 100 to 300 million with the state of Florida on January 25, 2005. The par value of the common stock remains at $0.0001 per share. The wording in the financial statements presented at May 31, 2005 have been restated to reflect this change.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE G - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loan Payable for years ended May 31, 2006 and 2005, in the amount of $54,015 plus accrued interest payable of $ 2,558 and $50,000, respectively are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $24,117 and $13,130. All loans are non-interest bearing, non-collateralized and due on demand.

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2006 totals approximately $800,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE I - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the twelve months ended May 31, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              MAY 31, 2006

       Loss carry forward for tax purposes             $   800,000
                                                       ================
       Deferred tax asset (34%)                           (272,000)
       Valuation allowance                                 272,000

       Net deferred tax asset                          $

                                                       ================
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2006 was approximately $800,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE K - RELATED PARTY TRANSACTIONS

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2006 is approximately $87,000. A portion of the liabilities payable to American Capital, $63,367 are converted to common stock and paid in capital at the end of each reporting period.


NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions.
                                     F-11




AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS(CONTINUED)

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







                                      F-12





AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE M - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of American Environmental, Inc. common stock on May 31, 2005 for $50,000 and an additional 5 million shares for $50,000 in June 2005. See Note A.
American Capital Holdings, Inc. distributed the 10 million common shares to its shareholders in the form of a dividend. The 6,336,740 common shares distributed to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006, see note N. By definition, American Environmental, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty
(50) percent of the outstanding voting shares of American Environmental, Inc.

NOTE N - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current years accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of American Environmental, Inc. The related company invoiced American Environmental, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, American Environmental, Inc. reduced a portion of its outstanding accounts payable to the related company by $63,367 by issuing the company 6,336,740 shares of its common voting shares. See Note M relating to the distribution of these shares. The Company has an accounts payable balance due to American Capital Holdings at May 31, 2006 of $22,600 and a shareholder loan balance of $506.

NOTE O - DISCONTINUED OPERATIONS

The Company invested in certain wireless software operations for homeland security in 2004 and 2005. In 2005, management decided to change the direction of the Company towards insurance, environmental or energy applications and, therefore, decided to abandon all of its current and prior operations and investments in the area of homeland security. No sales were recorded in the year ended May 31, 2005 that relate to homeland security. The loss of $540,000 recognized in 2005 consisted primarily of the write off of assets, that consisted principally of inventory, equipment, and various software applications.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.






                                    F-13




AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

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

On October 14, 2005 the Board of Directors of the Company held a board meeting and the following persons accepted the nomination to serve as officers of the
Corporation: Charles Schooley, IV, President and Director, Daniel M. Mills, Vice President and Director, Jonathan Pierce, Director. Mr. Richmond will remain on the Board as Chairman, Secretary and Director. The Board of Directors of the Company also approved the removal of the following persons as Directors of the Corporation: Christopher J. Dillon and Linda A. Pellecchia. The Board of Directors also acknowledges and accepts the resignation of Matthew Salmon.

Name                        Age                       Positions Held


Barney A. Richmond          54                  Chairman/Secretary/Director

Richard C. Turner           46                  Treasurer/Director

Charles W. Schooley IV      49                  President/Director

Daniel M. Mills             44                  Vice President/Director

Jonathan Pierce             54                  Director

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

Barney A. Richmond has been Chairman, Secretary and a Director of the Company since May 2004. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations.

Mr. Richmond has been a member of the Boards of Directors of the Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc., Berkshire
International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner has been Treasurer and Director of the Company since May 2004. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, reporting, budgeting and cost accounting.

Charles W. Schooley, IV, 49, is the President and a Director of American Environmental, Inc. Mr. Schooley is the former Vice President and General Manager of Schooley Cadillac, Inc. He managed six profit centers with a staff of 85 employees, and increased annual sales from $32,000,000 to $60,000,000. Mr. Schooley also authorized multimedia advertising for the Cadillac Local Marketing and Advertising Group with an annual budget of $3 million dollars. Mr. Schooley served on the Board of Directors, Executive Committee, and Marketing committees of one of the largest Better Business Bureaus in the country from 1988 to 2003. Mr. Schooley began his career with Xerox Corporation as Sales Executive Manager, managing commercial, federal, state, and local accounts. "Chas" Schooley is a graduate of the University of South Florida and has a Bachelor of Arts in Business Administration.

Dan Mills, 44, is the Vice-President and a Director of American Environmental, Inc. Mr. Mills has twenty years of experience in technical sales and marketing. He is a former owner and President of Pro Pad Print Supply, Inc. in Vero Beach, FL which supplies specialty transfer printing machines and consumables for automotive, medical, industrial, promotional products, and many other industries. Mr. Mills is the former National Sales Manager for Tampoprint International Corporation in Vero Beach, FL, the largest German manufacturer and inventor of the modern transfer pad printing machines. Mr. Mills was responsible for the U.S. sales team, technical pad printing applications, and machine concepts for printing automations. Key accounts included Microsoft, Panasonic, Allergan Medical, Ford Motor Company, Motorola, Cisco Systems, and Sony.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

Jonathan Pierce, 54, Project Manager, Director of American Environmental, Inc. Mr. Pierce has twenty years of experience in the bottled water industry, and has developed several regional spring water labels and arranged private label contract packing for major grocery retailers in the Northeast and Mid-Atlantic regions. In the mid 80's, Mr. Pierce was vice president of the Maine Bottling Company in Poland Springs, Maine, and was the key account executive responsible for branded and private label development. Presently Mr. Pierce is the owner and President of Eastern Bulk Spring Water Solutions, Inc. EBSW is responsible for private label co-packing, management, end user contractual agreements, and licensing to five bulk spring water source projects providing bulk spring water to high profile customers such as Kraft Foods, DS Waters of America, Ahold, Market Basket, and Whole Foods.

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

ITEM 10.  EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 27,327,714 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

                                                  Number of        % of Shares
Name and Address                                 Shares Owned      Outstanding

Barney A. Richmond, Chairman, Secretary, (1)      16,982,157         62.0%
& Director
601 Seafarer Circle
Jupiter, FL

Richard C. Turner, Director, Treasurer &
& Chief Financial Officer                (2)         360,567          1.0%
4200 Oak Street
Palm Beach Gardens, FL

Charles W. Schooley IV, President/Director                 0            0
2939 Marys Way
Palm Beach Gardens, FL 33410

Daniel M. Mills, Vice President/Director                   0            0
2801 Sarento Place
Palm Beach Gardens, FL 33410

Jonathan Pierce, Director                                  0            0
262 King Street
Oxford, ME 04270

All Directors & Executive Officers
     as a group (5 persons)                        17,342,724        63.0%

(1) Includes a stock dividend of 10,810,061 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Richmond being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006.

(2) Includes a stock dividend of 313,373 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Turner being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.           Description

     Exhibit 3.1 Amended Articles of Incorporation of the Company filed November 2, 2005 (incorporated by reference to the Company's Form 10QSB, filed on January 17, 2006)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

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


ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $13,525 for the fiscal year ended May 31, 2005, and $9,606 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2006, and $300 for the fiscal year ended May 31, 2005.

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENVIRONMENTAL, INC.
(Registrant)

By   /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
Date: August 25, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
Date: August 25, 2006

By   /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer
Date: August 25, 2006

Exhibit 31.1

I, Barney A. Richmond, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of AMERICAN
ENVIRONMENTAL, INC.;

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

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

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

Date: August 25, 2006

     /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer


Exhibit 31.2

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of AMERICAN
ENVIRONMENTAL, INC.;

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

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

Date: August 25, 2006

     /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

Exhibit 32

In connection with the Annual Report of AMERICAN ENVIRONMENTAL, INC.(the "Company") on Form 10-KSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
     August 25, 2006

     /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer
     August 25, 2006



[A signed original of this written statement required by Section 906 has been provided to AMERICAN ENVIRONMENTAL, INC. and will be retained by AMERICAN ENVIRONMENTAL, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to AMERICAN ENVIRONMENTAL, INC., 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.