Form 10QSB
period 2006-11-30
AMERICAN ENVIRONMENTAL, INC.
filed 2007-03-23
CIK 1290785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2006
                            File Number 000-50783


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

As of November 30, 2006 the issuer had 32,851,547 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ] No [ X ]


Cusip Number: 628703 10 0

CIK Number: 0001290785




AMERICAN ENVIRONMENTAL, INC.       FORM 10-QSB              NOVEMBER 30, 2006
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise


                                   INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm... 3

          Balance Sheets:
           November 30, 2006 and May 31, 2006 ...................... 4

          Statements of Operations:
           Six Months Ended November 30, 2006 and 2005 and from
           Inception, February 28, 2003 through November 30, 2006 .. 5

          Statements of Operations:
           Three Months Ended November 30, 2006 and 2005 ........... 6

          Statement of Changes in Shareholders' Equity from
           Inception February 28, 2003, through November 30, 2006 .. 7

          Statement of Cash Flows
           Three Months Ended November 30, 2006 and 2005 and from
           Inception February 28, 2003 through November 30, 2006 ... 8

          Notes to Financial Statements............................. 10

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....16

ITEM 3 Controls and Procedures.......................................22


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................23

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................23

ITEM 3 Defaults Upon Senior Securities...............................23

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........23

ITEM 5 Subsequent Events.............................................23

ITEM 6 Exhibits......................................................23

SIGNATURES AND CERTIFICATIONS........................................24




                                      2
                  Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
American Environmental, Inc.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of American Environmental, Inc., (f/k/a MyZipSoft, Inc.) a Development Stage Enterprise, as of November 30, 2006 and May 31, 2006, and the related statements of operations for six month periods ended November 30, 2006 and 2005 and from Inception, February 28, 2003, through November 30, 2006, the related statements of operations for three month periods ended November 30, 2006 and 2005, the statement of changes in stockholders' equity from February 28, 2003 through November 30, 2006 and the statement of cash flows for the six month periods ended November 30, 2006 and 2005 and Inception, February 28, 2003 through November 30, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
March 23, 2007




                                      3
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                    NOVEMBER 30, 2006      MAY 31, 2006
                                      ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $      558           $       520
    Prepaid Expense                             -                 6,861
    Note and Loan Receivable               93,555               113,513
    Accounts Receivable                       162                   216
                                       ----------           -----------
      Total Current Assets                 94,275               121,110
                                       ----------           -----------
TOTAL ASSETS                           $   94,275           $   121,110
                                       ==========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
   Current Liabilities
    Accounts Payable                   $   18,432           $    10,886
    Loans Payable                          51,821                56,573
    Shareholder Loans Payable                 675                24,117
                                       ----------           -----------
      Total Current Liabilities            70,928                91,576
                                       ----------           -----------
    Total Liabilities                      70,928                91,576
                                       ----------           -----------
    Stockholders' Equity
      Common Stock $.0001 par value:
       300 million shares authorized;
      Shares issued and outstanding:
      32,851,547 at November 30, 2006
      and 27,327,714 at May 31, 2006        3,285                 2,732
      Paid-in Capital                     903,021               848,335
      Deficit Accumulated during
      the Development Stage              (882,959)             (821,533)
                                       ----------           -----------
    Total Stockholders' Equity             23,347                29,534
                                       ----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $   94,275           $   121,110
                                       ==========           ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      4



AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                                 INCEPTION
                                                            FEBRUARY 28, 2003
                                                                  THROUGH
                                 2006            2005       NOVEMBER 30, 2006
                             ------------    ------------      ------------
Revenues
  Net Sales                  $       343     $        80       $       953
  Cost of Sales                        -               -               (15)
                             ------------    ------------      ------------
    Gross Profit                     343              80               938

Operating Expenses
  General and Administrative      61,024          83,845           344,806
  Sales and Marketing                 83              33               705
                             ------------    ------------      ------------
    Total Operating Expenses     (61,107)        (83,878)         (345,511)
                             ------------    ------------      ------------
    Loss from Operations         (60,764)        (83,798)         (344,573)

Other Income (Expense)
  Interest Income                      -               -             2,558
  Interest Expense                  (662)              -            (3,423)
  Discontinued Operations              -               -          (537,521)
                             ------------    ------------      ------------
Net Loss                     $  (61,426)     $   (83,798)      $  (882,959)
                             ============    ============      ============

Basic and Diluted
  Net Loss per Common Share  $    (.002)     $     (.003)
                             ============    ============

Weighted Average Shares
            Outstanding       30,089,714      25,817,164
                             ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.








                                      5



AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)
                                      2006              2005
                                -----------       ------------
Revenues
  Net Sales                     $       131        $        40
  Cost of Sales                           -                  -
                                -----------       ------------
    Gross Profit                        131                 40

Operating Expenses
  General and Administrative         19,658             21,136
  Sales and Marketing                    33                  8
                                -----------       ------------
    Total Operating Expenses        (19,691)           (21,144)
                                -----------       ------------
    Loss from Operations            (19,560)           (21,104)

Other Income (Expense)
  Interest Income                         -                  -
Interest Expense                       (314)                 -
  Discontinued Operations                 -                  -
                                -----------       ------------
Net Loss                        $   (19,874)       $   (21,104)
                                ===========       ============

Basic and Diluted
  Net Loss per Common Share     $     (.001)       $     (.001)
                                ===========       ============

Weighted Average Shares
            Outstanding          32,611,547         22,070,735
                                ============       ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.









                                      6

AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, FEBRUARY 28, 2003, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                         Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares    $.0001   Capital   (Deficit)     Equity
Balance,               ---------  --------  --------  ---------   -----------
  February 28, 2003            0  $      0  $      0  $       0   $      0

Issuance of Common
  Stock to eCom eCom           1         -         -          -          -

Cancellation of Common
  Stock by eCom eCom          (1)        -         -          -          -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders           499,503        50     1,950          -      2,000

Net Loss 2003 and 2004         -         -         -   (110,944)  (110,944)

Issuance of
  Common Stock         9,491,471       949   674,750          -    675,699

Sale of Common Stock
  (See Note M)         5,000,000       500    49,500          -     50,000

Net Loss 2005                  -         -         -   (584,630)  (584,630)

Sale of Common Stock
  (See Note M)         5,000,000       500    49,500          -      50,000

Convert Related Party
  Debt to Common Stock
  (See Note N)         6,336,740       633    62,734          -      63,367

Convert Professional
  Fees to Common Stock 1,000,000       100     9,900          -      10,000

Net Loss 2006                  -         -         -   (125,959)   (125,959)

Convert Related Party
  Debt to Common Stock
  (See Note N)         4,673,833       467    46,266          -      46,733

Convert Professional
  Fees to Common Stock   850,000        85     8,421          -       8,506

Net Loss Year-to-Date          -         -         -    (61,426)    (61,426)
Balance,              ----------  --------  --------  ----------  ----------
  November 30, 2006   32,851,547  $  3,285  $903,021  $(882,959)  $  23,347
                      ==========  ========  ========  ==========  ==========
Read accompanying summary of accounting policies, notes to financial statements
and independent accountants' review report.        7
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH NOVEMBER 30, 2006
(UNAUDITED)

                                                                 INCEPTION
                                                            FEBRUARY 28, 2003
                                                                  THROUGH
                                       2006         2005    NOVEMBER 30, 2006
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $      398   $        -     $      711
  Cash paid to suppliers of goods
      and services                     (47,361)     (27,035)      (433,778)
  Income taxes paid                          -            -              -
  Interest paid                              -            -           (203)
  Interest received                          -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities            (46,963)     (27,035)      (433,270)
                                    ----------   ----------     -----------

Cash Flows From Investing Activities         -            -              -
                                      ----------   ----------     -----------
   Net Cash Flows Provided by
        (Used in) Investing Activities       -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                  55,238       50,000        155,238
  Proceeds of loans from shareholders        -            -        353,450
  Repayment of loans from shareholders (32,544)           -        (32,544)
  Repayment of loans
      to related parties                27,500      (73,081)        27,500
  Repayment of loans
      from related parties              (4,473)           -         (4,473)
  Loans from related parties             1,380            -          5,395
  Proceeds of loans
      from related company                   -            -         50,257
  Loans to related company                (100)     (50,000)      (120,995)
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   47,001      (73,081)       433,828
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash           38     (100,116)           558

Cash and Cash Equivalents at
 Beginning of Period                       520      100,584              0
                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $      558   $      468     $      558
                                    ==========   ==========     ===========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      8
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                  2006               2005
                                              ------------       ------------

  Net Income (Loss)                           $   (61,426)       $   (83,798)

  Add items not requiring outlay of cash:
   Depreciation                                         -                  -
   Convert related party debt to equity                 -             58,262
   Convert professional fees to equity                  -                  -

 Cash was increased by:
   Decrease in accounts receivable                     55                  -
   Decrease in prepaid assets                       6,861                503
   Increase in accounts payable                     7,547                  -

 Cash was decreased by:
   Decrease in accounts payable                         -             (2,002)
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (46,963)       $   (27,035)
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

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc. approved the spin-off of American Environmental, Inc. (f/k/a MyZipSoft, Inc.).

eCom eCom.com, Inc. spun off American Environmental, Inc.,(f/k/a MyZipSoft, Inc.) on March 4, 2004.

On November 2, 2005, MyZipSoft, Inc. changed its name to American Environmental, Inc.

The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is (561) 880-0004.

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


NOTE C - NOTE AND LOANS RECEIVABLE

The notes and loans receivable at November 30, 2006 and May 31, 2006 are non-interest bearing, non collateralized and due on demand. Green Energy Group, Inc. owes the company $7,000, Amenviro Corp. owes the company $54,055.

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

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2006 and May 31, 2006 in the amounts of $0 and $6,861, respectively, which consist of professional consulting fees paid in advance.


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

NOTE G - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at November 30, 2006 and May 31, 2006, in the amounts of $51,821 and $56,573, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $675 and $24,117 at November 30, 2006 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2006 totals approximately $880,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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





AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE J - DEFERRED TAX ASSET (CONTINUED)
                                                      NOVEMBER 30, 2006
                                                      -----------------
       Loss carry forward for tax purposes             $      880,000
                                                       ================
       Deferred tax asset (34%)                              (299,200)
       Valuation allowance                                    299,200
                                                       ----------------
       Net deferred tax asset                          $            0
                                                       ================

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE K - RELATED PARTY TRANSACTIONS

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended November 30, 2006 is approximately $26,793. A portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

NOTE N - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of American Environmental, Inc. The related company invoiced American Environmental, Inc. for the expenses it paid on its behalf. In the year ended May 31, 2006, American Environmental, Inc. reduced a portion of its outstanding accounts payable to the related company by $63,367 by


                                      15
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE N - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE - (CONTINUED)

issuing the company 6,336,740 shares of its common voting shares. See Note M relating to the distribution of these shares. During the six months ended November 30, 2006, the Company issued an additional 3,196,775 shares to reduce accounts payable to American Capital Holdings. The Company reduced its accounts payable balance due to American Capital Holdings at November 30, 2006 to $325.

NOTE O - DISCONTINUED OPERATIONS

The Company invested in certain wireless software operations for homeland security in 2004 and 2005. In 2005, management decided to change the direction of the Company towards insurance, environmental or energy applications and, therefore, decided to abandon all of its current and prior operations and investments in the area of homeland security. No sales were recorded in the year ended May 31, 2005 that relate to homeland security. The loss of $540,000 recognized in 2005 consisted primarily of the write off of assets that consisted principally of inventory, equipment, and various software applications.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

Special Note Regarding Forward-Looking Statements
-------------------------------------------------
Certain statements in this report and elsewhere (such as in other filings by the Company with the Securities and Exchange Commission ("SEC"), press releases, presentations by the Company of its management and oral statements) may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and "should," and variations of these words and similar expressions, are intended to identify these forward-looking statements. The company's actual results could differ materially from those anticipated in these forward-looking statements. Factors that might cause or contribute to such differences include, among others, failure to complete a merger or acquisition with a privately owned operating business that is generating substantial revenues, success of the Company's business operations, failure to obtain sufficient capital to fund those operations, and failure to meet the qualifications for listing of the Company's stock on a major stock exchange. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

History of Spin-Off Company:
On November 29, 2004 an involuntary petition was filed against eCom under Chapter 11, Title 11 of the United States Bankruptcy Code in the United States Southern District of Florida Bankruptcy Court in re: Case No. 04-35435-BKC-SHF.
                                      16
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

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


                                      17
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

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


                                      18
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

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

                                      19

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

A transcript of the March 12, 2007 hearing is attached as Exhibit 99.6. As soon as final orders are given by the bankruptcy court, they will posted on the eCom website at www.ecomecom.net.

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


RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2006
with the six months ended November 30, 2005
-------------------------------------------------------------------
Revenue and gross profit for the six month period ended November 30, 2006 was $343 compared to $80 recorded during the six month period ended November 30, 2005.

Cost of sales was $0 for both six month periods.

Operating expenses for the six months ended November 30, 2006 totaled $(61,107) compared to $(83,878) for the six months ended November 30, 2005. These charges consisted of general and administrative expenses of $61,024 and sales and marketing expenses of $83 during the current period compared to general and administrative expenses of $83,878 and sales and marketing

                                      20
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

expenses of $33 during the prior year period. The general and administrative expenses declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense of $662 was recorded in the current six-month period compared to $0 of interest expense incurred during the corresponding period of the prior year.

As a result of the incurrence of the administrative and sales expenses and interest expense, the net loss for the six months ended November 30, 2006 was $(61,426) versus a net loss of $(83,798) recorded in the six months ended November 30, 2005.

Comparison of the three months ended November 30, 2006
with the three months ended November 30, 2005
-------------------------------------------------------------------

Revenue and gross profit for the three month period ended November 30, 2006 was $131 compared to $40 recorded during the quarter ended November 30, 2005.

Cost of sales was $0 for both three month periods.

Operating expenses for the three months ended November 30, 2006 totaled $(19,691) compared to $(21,144) for the three months ended November 30, 2005. These charges consisted of general and administrative expenses of $19,658 and sales and marketing expenses of $33 during the current period compared to general and administrative expenses of $21,136 and sales and marketing expenses of $8 during the prior year period. The general and administrative expenses declined from the prior year period primarily due to a decrease in professional fees.

Interest expense of $314 was recorded in the current quarter compared to $0 of interest expense incurred during the corresponding period of the prior year.

As a result of the incurrence of the administrative expenses and interest expense, the net loss for the three months ended November 30, 2006 was $(19,874) versus a net loss of $(21,104) recorded in the three months ended November 30, 2005.

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

                                      21

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSIONS:

Based upon the Controls Evaluation, the CEO/Chairman and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

                                      22

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

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

  99.2 June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-In-Possession financing provided by American Capital Holdings.

                                      23
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

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

March 23, 2007                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

March 23, 2007                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer








SIGNATURES AND CERTIFICATIONS







                                      24
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 23, 2007

/s/ Barney A. Richmond
Barney A. Richmond
President                             25
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

Date: March 23, 2007

/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer               26

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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





                                      27