Form 10QSB
period 2007-02-28
AMERICAN ENVIRONMENTAL, INC.
filed 2007-05-11
CIK 1290785

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 28, 2007
                            File Number 000-50783


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



                          1016 Clemmons Street, Suite 302
                              Jupiter, Florida 33477
                     ------------------------------------
                   (Address of principal executive offices)


                                (561) 745-6789
                ----------------------------------------------
               (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [ X ] No [   ]

As of February 28, 2007 the issuer had 34,350,147 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ] No [ X ]


Cusip Number: 628703 10 0

CIK Number: 0001290785




AMERICAN ENVIRONMENTAL, INC.       FORM 10-QSB              FEBRUARY 28, 2007
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise


                                   INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm..... 3

          Balance Sheets:
           February 28, 2007 and May 31, 2006 ........................ 4

          Statements of Operations:
           Nine Months Ended February 28, 2007 and 2006 and from
           Inception, February 28, 2003, through February 28, 2007 ... 5

          Statements of Operations:
           Three Months Ended February 28, 2007 and 2006 ............. 6

          Statement of Changes in Shareholders' Equity from
           Inception, February 28, 2003, through February 28, 2007 ... 7

          Statement of Cash Flows
           Nine Months Ended February 28, 2007 and 2006 and from
           Inception, February 28, 2003, through February 28, 2007.... 8

          Notes to Financial Statements.............................. 10

ITEM 2 Management's Discussion and Analysis or Plan of Operation..... 16

ITEM 3 Controls and Procedures....................................... 22


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings............................................. 23

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds...................................................... 23

ITEM 3 Defaults Upon Senior Securities............................... 23

ITEM 4 Submission of Matters to a Vote Of Security Holders .......... 23

ITEM 5 Subsequent Events............................................. 23

ITEM 6 Exhibits...................................................... 23

SIGNATURES AND CERTIFICATIONS........................................ 24




                                      2
                  Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
American Environmental, Inc.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of American Environmental, Inc., (f/k/a MyZipSoft, Inc.) a Development Stage Enterprise, as of February 28, 2007 and May 31, 2006, and the related statements of operations for nine month periods ended February 28, 2007 and 2006 and from Inception, February 28, 2003, through February 28, 2007, the related statements of operations for three month periods ended February 28, 2007 and 2006, the statement of changes in stockholders' equity from February 28, 2003 through February 28, 2007 and the statement of cash flows for the nine month periods ended February 28, 2007 and 2006 and Inception, February 28, 2003, through February 28, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 16, 2007




                                      3
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                    FEBRUARY 28, 2007      MAY 31, 2006
                                      ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $      662           $       520
    Prepaid Expense                             -                 6,861
    Note and Loan Receivable               83,555               113,513
    Accounts Receivable                       226                   216
                                       ----------           -----------
      Total Current Assets                 84,443               121,110
                                       ----------           -----------
TOTAL ASSETS                           $   84,443           $   121,110
                                       ==========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
   Current Liabilities
    Accounts Payable                   $   18,432           $    10,886
    Loans Payable                          41,821                56,573
    Shareholder Loans Payable                 359                24,117
                                       ----------           -----------
      Total Current Liabilities            60,612                91,576
                                       ----------           -----------
    Total Liabilities                      60,612                91,576
                                       ----------           -----------
    Stockholders' Equity
      Common Stock $.0001 par value:
        300 million shares authorized;
      Shares issued and outstanding:
      34,350,147 at February 28, 2007
      and 27,327,714 at May 31, 2006        3,435                 2,732
      Paid-in Capital                     917,856               848,335
      Deficit Accumulated during
      the Development Stage              (897,460)             (821,533)
                                       ----------           -----------
    Total Stockholders' Equity             23,831                29,534
                                       ----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $   84,443           $   121,110
                                       ==========           ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      4



AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                                 INCEPTION
                                                            FEBRUARY 28, 2003
                                                                  THROUGH
                                 2007            2006       FEBRUARY 28, 2007
                             ------------    ------------      ------------
Revenues
  Net Sales                  $       423     $       160       $     1,033
  Cost of Sales                        -               -               (15)
                             ------------    ------------      ------------
    Gross Profit                     423             160             1,018

Operating Expenses
  General and Administrative      75,592          98,355           359,374
  Sales and Marketing                 99              32               721
                             ------------    ------------      ------------
    Total Operating Expenses     (75,691)        (98,387)         (360,095)
                             ------------    ------------      ------------
    Loss from Operations         (75,268)        (98,228)         (359,077)

Other Income (Expense)
  Interest Income                      -               -             2,558
  Interest Expense                  (662)              -            (3,423)
  Discontinued Operations              -               -          (537,521)
                             ------------    ------------      ------------
Net Loss                     $   (75,930)    $   (98,228)       $ (897,463)
                             ============    ============      ============

Basic and Diluted
  Net Loss per Common Share  $     (.002)     $    (.004)
                             ============    ============

Weighted Average Shares
            Outstanding       31,015,875      23,880,634
                             ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.








                                        5



AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)
                                    2007               2006
                                -----------       ------------
Revenues
  Net Sales                     $        80        $        80
  Cost of Sales                           -                  -
                                -----------       ------------
    Gross Profit                         80                 80

Operating Expenses
  General and Administrative         14,567             14,493
  Sales and Marketing                    16                 16
                                -----------       ------------
    Total Operating Expenses        (14,583)           (14,509)
                                -----------       ------------
    Gain (Loss) from Operations     (14,503)           (14,429)

Other Income (Expense)
  Interest Income                         -                  -
Interest Expense                          -                  -
  Discontinued Operations                 -                  -
                                -----------       ------------
Net Gain (Loss)                 $   (14,503)       $   (14,429)
                                ===========       ============

Basic and Diluted
  Net Loss per Common Share     $    (.000)       $     (.001)
                                ===========       ============

Weighted Average Shares
            Outstanding         32,868,198         25,833,947
                                ===========       ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.









                                      6

AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, FEBRUARY 28, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                         Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares    $.0001   Capital   (Deficit)     Equity
Balance,               ---------  --------  --------  ---------   -----------
  February 28, 2003            0  $      0  $      0  $       0   $      0

Issuance of Common
  Stock to eCom eCom           1         -         -          -          -

Cancellation of Common
  Stock by eCom eCom          (1)        -         -          -          -

Issuance of Common
  Stock to eCom eCom
  Shareholders           499,503        50     1,950          -      2,000

Net Loss 2003 and 2004         -         -         -   (110,944)  (110,944)

Issuance of
  Common Stock         9,491,471       949   674,750          -    675,699

Sale of Common Stock
  (See Note M)         5,000,000       500    49,500          -     50,000

Net Loss 2005                  -         -         -   (584,630)  (584,630)

Sale of Common Stock
  (See Note M)         5,000,000       500    49,500          -      50,000

Convert Related Party
  Debt to Common Stock
  (See Note N)         6,336,740       633    62,734          -      63,367

Convert Professional
  Fees to Common Stock 1,000,000       100     9,900          -      10,000

Net Loss 2006                  -         -         -   (125,959)   (125,959)

Convert Related Party
  Debt to Common Stock
  (See Note N)         6,172,433       618    61,101          -      61,719

Convert Professional
  Fees to Common Stock   850,000        85     8,421          -       8,506

Net Loss Year-to-Date          -         -         -    (75,930)    (75,930)
Balance,              ----------  --------  --------  ----------  ----------
  February 28, 2007   34,350,147  $  3,435  $917,856  $(897,460)  $  23,831
                      ==========  ========  ========  ==========  ==========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      7
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)

                                                                 INCEPTION
                                                            FEBRUARY 28, 2003
                                                                  THROUGH
                                       2007         2006    FEBRUARY 28, 2007
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $      413   $       64     $      726
  Cash paid to suppliers of goods
      and services                     (47,301)     (27,801)      (433,718)
  Income taxes paid                          -            -              -
  Interest paid                              -            -           (203)
  Interest received                          -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities            (46,888)     (27,737)      (433,195)
                                    ----------   ----------     -----------

Cash Flows From Investing Activities         -            -              -
                                      ----------   ----------     -----------
   Net Cash Flows Provided by
        (Used in) Investing Activities       -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                  55,584       50,000        155,584
  Proceeds of loans from shareholders        -            -        353,450
  Repayment of loans from shareholders (22,861)           -        (22,861)
  Repayment of loans
      to related parties                27,500      (72,631)        27,500
  Repayment of loans
      from related parties             (14,473)           -        (14,473)
  Loans from related parties             1,380            -          5,395
  Proceeds of loans
      from related company                   -            -         50,257
  Loans to related company                (100)     (50,000)      (120,995)
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   47,030      (72,631)       423,857
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash          142     (100,368)           662

Cash and Cash Equivalents at
 Beginning of Period                       520      100,584              0
                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $      662   $      216     $      662
                                    ==========   ==========     ===========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      8
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                  2007               2006
                                              ------------       ------------

  Net Income (Loss)                           $   (75,930)       $   (98,227)

  Add items not requiring outlay of cash:
   Depreciation                                         -                  -
   Convert related party debt to equity                 -             63,367
   Convert professional fees to equity                  -             10,000

 Cash was increased by:
   Decrease in prepaid assets                       6,861                  -
   Increase in accounts payable                     7,547              3,770

 Cash was decreased by:
   Increase in accounts receivable                      9                  -
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -             (6,647)
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (46,888)       $   (27,737)
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


NOTE C - NOTE AND LOANS RECEIVABLE

The notes and loans receivable at February 28, 2007 and May 31, 2006 are non-interest bearing, non collateralized and due on demand. Green Energy Group, Inc. owes the company $7,000, Amenviro Corp. owes the company $54,055.

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

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at February 28, 2007 and May 31, 2006 in the amounts of $0 and $6,861, respectively, which consist of professional consulting fees paid in advance.


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

NOTE G - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at February 28, 2007 and May 31, 2006, in the amounts of $41,821 and $56,573, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $359 and $24,117 at February 28, 2007 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2007 totals approximately $894,500. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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





AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE J - DEFERRED TAX ASSET (CONTINUED)
                                                      FEBRUARY 28, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $      894,500
                                                       ================
       Deferred tax asset (34%)                              (304,130)
       Valuation allowance                                    304,130
                                                       ----------------
       Net deferred tax asset                          $            0
                                                       ================

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE K - RELATED PARTY TRANSACTIONS

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the nine months ended February 28, 2007 is approximately $37,418. A portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

issuing the company 6,336,740 shares of its common voting shares. See Note M relating to the distribution of these shares. During the nine months ended February 28, 2007, the Company issued an additional 4,291,775 shares to reduce accounts payable to American Capital Holdings. The Company reduced its accounts payable balance due to American Capital Holdings at February 28, 2007 to $0.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 28, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

                                      19

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.6. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.7. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday May 14, 2007 at 2:00 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company has purposely postponed acquisition and funding commitment discussions until after the May 14, 2007 hearing is completed.

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


RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 28, 2007
with the nine months ended February 28, 2006
-------------------------------------------------------------------

Revenue and gross profit for the nine month period ended February 28, 2007 was $423 compared to $160 recorded during the nine month period ended February 28, 2006.

Cost of sales was $0 for both nine month periods.

Operating expenses for the nine months ended February 28, 2007 totaled $75,691 compared to $93,387 for the nine months ended February 28, 2006. These charges consisted of general and administrative expenses of $75,592 and sales and marketing expenses of $99 during the current period compared to general and administrative expenses of $98,355 and sales and marketing expenses of $32


                                      20
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

during the prior year period. The general and administrative expenses declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense of $662 was recorded in the current nine-month period compared to $0 of interest expense incurred during the corresponding period of the prior year.

As a result of the incurrence of the administrative and sales expenses and interest expense, the net loss for the nine months ended February 28, 2007 was $75,930 versus a net loss of $98,228 recorded in the nine months ended February 28, 2006.

Comparison of the three months ended February 28, 2007
with the three months ended February 28, 2006
-------------------------------------------------------------------

Revenue and gross profit for the three month period ended February 28, 2007 was $80 compared to $80 recorded during the quarter ended February 28, 2006.

Cost of sales was $0 for both three month periods.

Operating expenses for the three months ended February 28, 2007 totaled $14,583 compared to $14,509 for the three months ended February 28, 2006. These charges consisted of general and administrative expenses of $14,567 and sales and marketing expenses of $16 during the current period compared to general and administrative expenses of $14,493 and sales and marketing expenses of $16 during the prior year period.

As a result, the net loss for the three months ended February 28, 2007 was $14,583 versus a net loss of $14,509 recorded in the three months ended February 28, 2006.

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




                                      20

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits:

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  31.1      Certification required under Section 302 of
             the Sarbanes-Oxley Act of 2002 by the CEO

  31.2      Certification required under Section 302 of
             the Sarbanes-Oxley Act 0f 2002 by the CFO

  32        Section 1350 Certification

  99.1      June 6, 2005 Court Orders issued by Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. (1)

  99.2 June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-In-Possession financing provided by American Capital Holdings. (1)

                                      23
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

  99.3 July 18, 2005 letter from the Securities and Exchange Commission asking A Super Deal to provide legal analysis for their "spin-off" share issuance. (1)

  99.4      July 20, 2005, Motion for permission to perfect notice to
             all interested parties via the eCom website, and the July 25, 2005 Court Order this Motion To Limit Notice and the use of electronic service to notice shareholders. (1)

  99.5      August 15, 2005 legal analysis from Barney A. Richmond filed in response to the SEC July 18, 2005 letter. (1)

  99.6      Transcript of March 12, 2007 Confirmation Hearing of debtor eCom
             eCom.com, Inc.  (1)

  99.7      Order dated March 23, 2007 Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc.

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321507-07-000003)


   (b)  Reports on Form 8-K:

                             None





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 16, 2007                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 16, 2007                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer






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

Date: April 16, 2007

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

Date: April 16, 2007

/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer               26

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 16, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 16, 2007


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