Form 10KSB
period 2007-05-31
AMERICAN ENVIRONMENTAL, INC.
filed 2007-09-04
CIK 1290785

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB
       (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      For the transition period from             to __________

Commission file number 000-50783

                          AMERICAN ENVIRONMENTAL, INC.
                            (f/k/a MyZipSoft, Inc.)
                        (f/k/a Freedom 4 Wireless, Inc.)
                             (f/k/a MyZipSoft, Inc.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Florida                                 56-2335301
   ----------------------------------        ---------------------------------
     (State or other jurisdiction           (I.R.S Employer Identification No.)
     of incorporation or organization)

    1016 Clemmons Street, Suite 302
              Jupiter, FL                               33477-3305
   ----------------------------------        --------------------------------
(Address of principle executive offices)                (Zip Code)

Issuer's telephone number: (561) 745-6789


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

        Common Stock, par value $.01 per share    CUSIP NUMBER: 628703 10 0
       ---------------------------------------------------------------------
                                 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No




Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2006 the issuer had 37,827,147 shares of common stock, $.0001 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X






































AMERICAN ENVIRONMENTAL, INC.     Form 10-KSB                  MAY 31, 2007
(A Development Stage Company)

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

ITEM 6    MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS.5

ITEM 7    FINANCIAL STATEMENTS AND NOTES TO FINANCIALS....................F-1

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...................F-13

ITEM 8A   CONTROLS AND PROCEDURES.........................................F-13

                                   PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS...............23

ITEM 10   EXECUTIVE COMPENSATION..........................................24

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..24

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................25

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K................................25

ITEM 14   PRINCIPLE ACCOUNTANT FEES AND SERVICES..........................26

SIGNATURES AND CERTIFICATIONS.............................................27

       Exhibit 31.1  Certification required under Section 302 of ........ 27 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2  Certification required under Section 302 of ........ 29 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to ........... 30
                     Section 906 of the Sarbanes-Oxley Act




                                     3

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

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of American Environmental, Inc.,(f/k/a MyZipSoft, Inc.).

eCom eCom.com, Inc. spun off American Environmental, Inc.,(f/k/a MyZipSoft, Inc.) on March 4, 2004. The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789

For a more detailed description of the bankruptcy proceedings and future plans for the business see Part II, Item 6 under Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company does not have any off-balance sheet arrangements.
Employees:  The Company does not have any employees.

                                    4
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 1016 Clemmons Street, Suite, 302, Jupiter, Florida 33477, consisting of approximately 1,277 square feet of office space. The Company shares the office with United States Financial Group, Inc. ("USFG"). USFG incurs the cost and full responsibility of the lease. The lease is for a term of two years, at a rental of $2,213 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2007.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

History of Spin-Off Company:

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company. On June 4, 2004, the Board of Directors of eCom readopted a resolution to spinoff the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida
                                     5
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

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

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a reply with the SEC regarding their July 18, 2005 correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

It is the intention of the Company to perform a merger or acquisition with a privately owned operating business that is generating substantial revenues. After a merger or acquisition has occurred, the Company will then file its Form 10-SB and SB-2.


                                        6
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. There is currently no public market for the Company's common stock, until such time as the Company's Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public are due on September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten percent (10%) interest, payable monthly plus one hundred thousand (100,000) $.01 cent warrants in the company.

Repayment of the promissory note will come from the following intended sources:
1. If the SEC 144 Six (6) Month Rule is adopted, the Company plans to immediately prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

2. If the SEC 144 Six (6) Month Rule is not adopted, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offerings in accordance with the existing two (2) year SEC 144 Rule. Upon completion of these offerings, several of the above described Companies would file SB-2 or S-3 Registration Statements to register common shares for resale. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

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



                                       7
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

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


COMPARISON OF RESULTS OF OPERATIONS:

Year Ended May 31, 2007 vs. Year Ended May 31, 2006.

Revenue for the year ended May 31, 2007 was $530 compared to $80 of revenue recorded for the year ended May 31, 2006.

Cost of sales which includes depreciation expense $0, for the year ended May 31, 2007 and $15, for the year ended May 31, 2006.

Total operating expenses for the year ended May 31, 2007 was $126,286 compared to $47,174 for the year ended May 31, 2006.

Administrative expense $126,180 in fiscal year 2007 versus $47,158 in fiscal year 2006 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2007 resulted in a net loss of $(125,959) versus a net loss of $(584,630) recorded in the year ended May 31, 2006.

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

                                       8

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

The page numbers for the financial statement categories are as follows:




                        INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2007 and 2006.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, February 28, 2003, through May 31, 2007..........F-4

          Statement of Changes in Shareholders' Equity
           From Inception, February 28, 2003, through May 31, 2007.....F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, February 28, 2003, through May 31, 2007..........F-6

          Notes to Financial Statements................................F-8




























                                   F-1
                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                         772 U.S. Highway 1, Suite 100
                        North Palm Beach, Florida 33408
                                (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheets of American Environmental, Inc. (A Development Stage Company), as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the twelve months ended May 31, 2007 and 2006 and from inception, February 28, 2003, through May 31, 2007, and the statement of changes in shareholders' equity from inception, February 28, 2003, through May 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Environmental, Inc. (A Development Stage Company), as of May 31, 2007 and 2006 and the results of its operations and cash flows for the twelve months ended May 31, 2007 and 2006 and from the period from inception, February 28, 2003, through May 31, 2007, and the statement of changes in shareholders' equity from inception, February 28, 2003 through May 31, 2007, in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 28, 2007

                                      F-2
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2007 AND 2006

                                                  2007               2006
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents           $         29        $       520
         Prepaid Expense                                0              6,861
         Note and Loan Receivable                  44,569            113,513
         Accounts Receivable                          322                216
                                             -------------       ------------

             Total Current Assets                  44,920            121,110
                                             -------------       ------------


TOTAL ASSETS                                  $    44,920        $   121,110
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $     9,995        $    10,886
            Loans Payable                             441             56,573
            Shareholder Loans Payable              10,856             24,117
                                             -------------       ------------
         Total Current Liabilities                 21,292             91,576
                                             -------------       ------------
     Total Liabilities                             21,292             91,576
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.0001 par value, 300 million
         Shares authorized, 37,827,147 shares
         Issue and outstanding                      3,782

         Common Stock $.0001 par value, 300 million
         Shares authorized, 27,327,714 shares issued
         and outstanding                                               2,732
         Paid-in-Capital                          952,279            848,335
         Deficit accumulated during the
          development stage                      (932,433)          (821,533)
                                             -------------       ------------
  Total Stockholders' Equity                       23,628             29,534
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $     44,920        $   121,110
                                             =============       ============



The accompanying notes are an integral part of these financial statements.

                                       F-3

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH MAY 31, 2007
                                                               INCEPTION,
                                                              FEB 28, 2003
                                                                THROUGH
                                     2007         2006        MAY 31, 2007
                               -------------  ------------    ------------
 Revenues
    Net Sales                  $        594   $       530     $     1,204
    Cost of Sales                         -             -             (15)
                               -------------  ------------    ------------
       Gross Profit                     594           530           1,189
                               -------------  ------------    ------------
 Operating Expenses
   General and Administrative       108,537       126,180         392,318
   Sales and Marketing                  139           106             761
                                ------------  ------------    ------------
       Total Operating Expenses    (108,767)     (126,286)       (393,079)

                                ------------  ------------    ------------
         Loss from Operations      (108,082)     (125,756)       (391,890)
                                ------------  ------------    ------------

 Other Income (Expense)
   Interest income                    1,015         2,558           3,573
   Interest expense                  (3,834)       (2,761)         (6,595)
   Discontinued operations                              -        (537,521)
                               -------------  ------------    ------------
       Net Other Expenses            (2,819)         (203)       (540,543)
                               -------------  ------------    ------------

      Net Loss                 $   (110,901)  $  (125,959)    $  (932,433)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share    $      (.003)   $     (.006)
                              =============   ============


Weighted Average Shares
     Outstanding                32,577,431     22,256,336
                              =============   ============




The accompanying notes are an integral part of these financial statements.







                                       F-4
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, FEBRUARY 28, 2003 THROUGH MAY 31, 2006
                             Number   At Par    Add'l                  Total
                               of     Value   Paid In   Accumulated Stockholder
                             Shares  $.0001   Capital   (Deficit)      Equity
Balance At Inception,    ----------- -------- --------- ---------- -----------
 February 28, 2003                0    $    0   $     0   $      0   $       0

Issuance of
 Common Stock                     1        (0)       (0)         0           1

Cancellation of
 Common Stock
 by eCom eCom                   ( 1 )      (0)       (0)         0           0

Issuance of Common Stock
to eCom Shareholders        499,503        50     1,950          -       2,000

Net Loss 2003 and 2004            -         -         -   (110,943)   (110,943)

Issuance of
 Common Stock             9,491,471       949   674,750          0     675,699

Sale of Common Stock
 (See Note M)             5,000,000       500    49,500          0      50,000

Net Loss 2005                     -         -         -   (584,630)   (584,630)

Sale of Common Stock
 (See Note M)             5,000,000       500    49,500          0      50,000

Convert Debt to
 Common Stock
 (See Note N)             6,336,740       633    62,734          0      63,367

Convert Professional
 fees to Common Stock
                          1,000,000       100     9,900          -      10,000

Net Loss 2006                     -         -         -   (125,959)   (125,959)

Convert Debt to
 Common Stock
 (See Note N)             9,649,433       965    95,529          0      96,494

Convert Professional
 fees to Common Stock
                            850,000        85     8,415          0       8,500

Net Loss 2007                     -         -         -   (110,901)   (110,901)
                          -----------  -------- --------- ---------- -----------
Balance, May 31, 2007     37,827,147   $ 3,782 $952,279  $(932,433) $   23,628
                         ============  ======== ========= ========== ===========
The accompanying notes are an integral part of these financial statements.
                                       F-5
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005 AND FROM INCEPTION,
FEBRUARY 28, 2003 THROUGH MAY 31, 2006

                                                                   INCEPTION
                                                                  FEB 28, 2003
                                                                    THROUGH
                                               2007       2006    MAY 31, 2007
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $    569   $    313   $     882
  Cash paid to suppliers of goods
      and services                               (210)   (42,234)   (386,627)
  Income taxes paid                                 -          -           -
  Interest paid                                     -       (203)       (203)
  Interest received                                 -          -           -
                                            ----------  ---------   ---------
   Net Cash Flows Used in
       Operating Activities                       359    (43,124)   (385,948)
(386,307)
                                            ----------  ---------   ---------

   Net Cash Flows Provided By
       (Used In) Investing Activities               -          -           -
                                            ----------  ---------   ---------
Cash Flows From Financing Activities
  Proceeds from sale of stock                       -     50,000     100,000
  Proceeds of loans from stockholders               -          -     353,450
  Loans to related companies                  (18,786)  (110,955)   (129,741)
  Loan to related company                           -          -      (9,940)
  Proceeds of loans from related company       17,936          -      68,193
  Loans from related company                        -      4,015       4,015
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities            (850)   (56,940)    386,827
                                            ----------  ---------   ---------

Net Increase / (Decrease) in Cash                (491)  (100,064)         29

Cash and Cash Equivalents at
 Beginning of Period                              520    100,584           0
                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $      29   $    520   $      29
                                            ==========  =========   =========




The accompanying notes are an integral part of these financial statements.



                                      F-6
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                2007                2006
                                             ----------          ----------

  Net Income (Loss)                       $   (110,901)       $  (125,959)
  Add items not requiring outlay of cash:
   Depreciation and amortization
   Charge-off of intangible assets due to
     discontinued operations                         -                  -
   Convert related party debt to equity         96,494             63,367
   Convert professional fees to equity           8,500             10,000
 Cash was increased by:
   Increase in accounts payable                      -              2,844
   Increase in accrued interest payable              -              2,558
   Decrease in prepaid expense                   6,861                  -
   Decrease in inventory                             -                  -
   Increase in accounts payable
     to a related company                        1,311              7,477
Cash was decreased by:
   Increase in prepaid expense                       -               (853)
   Increase in accrued interest receivable      (1,015)            (2,558)
   Decrease in accounts payable                   (891)                 -
                                           -------------       ------------
      Net Cash Flows Used in
       Operating Activities               $        359        $   (43,124)
                                        ===============      ==============


Non-Cash Transactions:


The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of American Environmental, Inc. The related company invoiced American Environmental, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $63,367 were converted to 6,336,740 of American Environmental, Inc.'s common stock during 2006. During 2007 reduced accounts payable in the amount of $96,494 by issuing 9,649,433 shares of common stock.






The accompanying notes are an integral part of these financial statements.


                                       F-7

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

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of American Environmental, Inc.,(f/k/a MyZipSoft, Inc.).

eCom eCom.com, Inc. spun off American Environmental, Inc.,(f/k/a MyZipSoft, nc.) on March 4, 2004. On November 2, 2005, MyZipSoft, Inc. changed its name to American Environmental, Inc. The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is (561) 745-6789.

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

DEPRECIATION
Property and equipment will be recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation will be computed using the straight-line method.
                                     F-8
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (CONTINUED)

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


NOTE C - NOTE AND LOANS RECEIVABLE

The loans receivable at May 31, 2007, are non-interest bearing, non collateralized and due on demand. Green Energy Group, Inc. owes the company $7,000, Amenviro Corp. owes the company $14,055.

The Note receivable dated June 1, 2005 is with Miami Filter in the amount of $50,000, plus accrued interest of $2,558 at the rate of 5% interest per annum on the unpaid balance. The note is non-collateralized and matured on September 1, 2005. During the year ended May 31, 2007 payments of $27,500 were paid towards the principal of this Note. Accrued Interest as of May 31, 2007 is $3,642.


NOTE D - DEVELOPMENT STAGE COMPANY

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in the insurance, environmental, or energy business.


NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2007 and 2006 in the amounts of $0 and $6,861 which consist of professional consulting fees paid in advance.


NOTE F - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loan Payable for years ended May 31, 2007 and 2006, in the amount of $0 and $54,015 plus accrued interest payable of $ 2,558, respectively are non-interest bearing, non-collateralized and due on demand.




                                     F-9

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE F - SHAREHOLDER LOANS AND LOANS PAYABLE (CONTINUED)

The Stockholder Loans Payable in the amounts of $10,856 and $24,117. All loans are non-interest bearing, non-collateralized and due on demand.

NOTE G - INCOME TAXES

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

NOTE H - STOCKHOLDERS' EQUITY

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

NOTE I - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:




                                     F-10

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE I - DEFERRED TAX ASSET (CONTINUED)
                                                         MAY 31, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $    900,000
                                                       ================
       Deferred tax asset (34%)                            (306,000)
       Valuation allowance                                  306,000
                                                       ----------------
       Net deferred tax asset                          $
                                                       ================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2007 was approximately $900,000. These carry-forwards, which will be available to offset future taxable income, will expire between the years 2024 and 2027.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE J - RELATED PARTY TRANSACTIONS

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., ("ACH") a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2006 is approximately $87,000. A portion of the liabilities payable to American Capital, $63,367 are converted to common stock and paid in capital at the end of each reporting period. During the year ended May 31, 2007 6,299,766 shares were issued to ACH to satisfy $62,998 of expenses.

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of long-lived assets, therefore assets will be increased; and depreciation and accretion expense will be higher in the later years of an assets life than in earlier years. The Company adopted SFAS No. 143 at January 1, 2002. The adoption of SFAS No. 143 had no impact on the Company's operating results or financial positions. The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use
                                     F-11
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE K - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

NOTE L - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of American Environmental, Inc. common stock on May 31, 2005 for $50,000 and an additional 5 million shares for $50,000 in June 2005. See Note A. American Capital Holdings, Inc. distributed the 10 million common shares to its shareholders in the form of a dividend. The 6,336,740 common shares distributed to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006,


                                     F-12
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE L - COMMON STOCK (CONTINUED)

see note M. By definition, American Environmental, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of American Environmental, Inc.

NOTE M - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current years accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of American Environmental, Inc. The related company invoiced American Environmental, Inc. for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2007, American Environmental, Inc. reduced a portion of its outstanding accounts payable to the related company by $62,998 by issuing the company 6,299,766 shares of its common voting shares. The Company has an accounts payable balance due to American Capital Holdings at May 31, 2007 and 2006 of $9,110 and $22,600, respectively.

NOTE N - DISCONTINUED OPERATIONS

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

ITEM 8A.  CONTROLS AND PROCEDURES

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
                                     F-13
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)


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

Name                        Age                       Positions Held
__________________         _____                ___________________________
Barney A. Richmond          55                  Chairman/Secretary/Director

Richard C. Turner           47                      Treasurer/Director

Jonathan Pierce             55                           Director

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

As of the date of this filing, there are a total of 37,827,147 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                  Number of        % of Shares
Name and Address                                 Shares Owned      Outstanding
__________________                             _______________    ____________
Barney A. Richmond, Chairman, Directory, (1)      10,810,061         28.6%
Jupiter, FL

Richard C. Turner, Director, Treasurer &
& Chief Financial Officer                (2)         560,567          1.5%
Palm Beach Gardens, FL

Jonathan Pierce, Director (3)                        100,000          0.3%
Oxford, ME 04270

                                       24
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

                                                  Number of        % of Shares
Name and Address                                 Shares Owned      Outstanding
---------------------------------                --------------   -------------
American Capital Holdings, Inc.                    6,339,058        16.8%
Jupiter, FL
                                                 ______________    ___________
All Directors & Executive Officers
     as a group (3 persons)                       11,470,628        30.4%


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     -----------      -------------------------------------------------------
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

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

     Exhibit 99.1 July 18, 2005 letter from the Securities and Exchange Commission asking AAB National Company to provide legal analysis for their "spin-off" share issuance. (1)

AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

     Exhibit 99.2 August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)

     Exhibit 99.3 Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)

     Exhibit 99.4 Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001290785-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001290785-07-000004)

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


ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $8,019 for the fiscal year ended May 31, 2007, and $9,606 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2007, and $0 for the fiscal year ended May 31, 2006.









AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENVIRONMENTAL, INC.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: August 28, 2007

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



                                     27
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)

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

Date: August 25, 2006

     /s/ Barney A. Richmond
     _______________________
     Barney A. Richmond, Chief Executive Officer









AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)
Exhibit 31.2

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

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
                                    29
AMERICAN ENVIRONMENTAL, INC.
(A Development Stage Company)


(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 28, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer

Exhibit 32

In connection with the Annual Report of AMERICAN ENVIRONMENTAL, INC.(the "Company") on Form 10-KSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, Chief Executive Officer of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     August 28, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     August 28, 2007



 [A signed original of this written statement required by Section 906 has been provided to AMERICAN ENVIRONMENTAL, INC. and will be retained by AMERICAN ENVIRONMENTAL, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to AMERICAN ENVIRONMENTAL, INC., 1016 Clemmons St., Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.

