Form 10QSB
period 2007-11-30
AMERICAN ENVIRONMENTAL, INC.
filed 2008-01-15
CIK 1290785

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2007


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of November 30, 2007 the issuer had 43,247,700 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ] No [ X ]
Cusip Number: 628703 10 0
CIK Number: 0001290785
AMERICAN ENVIRONMENTAL, INC.       FORM 10-QSB              NOVEMBER 30, 2007
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise        INDEX                     PAGE NO.

PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm... 3

          Balance Sheets:
           November 30, 2007 and May 31, 2007 ...................... 4

          Statements of Operations:
           Six Months Ended November 30, 2007 and 2006 and from
           Inception, February 28, 2003 through November 30, 2007 .. 5

          Statements of Operations:
           Three Months Ended November 30, 2007 and 2006 ........... 6

          Statement of Changes in Shareholders' Equity from
           Inception May 1, 2005, through November 30, 2007 ........ 7

          Statement of Cash Flows
           Three Months Ended November 30, 2007 and 2006 and from
           Inception February 28, 2003 through November 30, 2007 ... 8

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

ITEM 3 Defaults Upon Senior Securities...............................21

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........21

ITEM 5 Subsequent Events.............................................21

ITEM 6 Exhibits......................................................21

SIGNATURES AND CERTIFICATIONS........................................22

   Exhibit 31.1  Certification required under Section 302 of ........23 the Sarbanes-Oxley Act of 2002 by the CE0
   Exhibit 31.2  Certification required under Section 302 of ........24 the Sarbanes-Oxley Act of 2002 by the CFO
   Exhibit 32    Certification of CEO and CFO Pursuant to ...........25
                 Section 906 of the Sarbanes-Oxley Act

                                    2
                   Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
American Environmental, Inc.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of American Environmental, Inc., (f/k/a MyZipSoft, Inc.) a Development Stage Enterprise, as of November 30, 2007 and May 31, 2007, and the related statements of operations for six month periods ended November 30, 2007 and 2006 and from Inception, February 28, 2003, through November 30, 2007, the related statements of operations for three month periods ended November 30, 2007 and 2006, the statement of changes in stockholders' equity from May 1, 2005 through November 30, 2007 and the statement of cash flows for the six month periods ended November 30, 2007 and 2006 and Inception, February 28, 2003 through November 30, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 15, 2008




                                      3
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                      NOV. 30, 2007       MAY 31, 2007
                                      ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $       35           $        29
    Prepaid Expense                             -                     -
    Note and Loan Receivable               44,570                44,569
    Accounts Receivable                       108                   322
                                       ----------           -----------
      Total Current Assets                 44,713                44,920
                                       ----------           -----------
TOTAL ASSETS                           $   44,713           $    44,920
                                       ==========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
   Current Liabilities
    Accounts Payable                   $   16,465           $     9,995
    Loans Payable                             441                   441
    Shareholder Loans Payable               1,854                10,856
                                       ----------           -----------
      Total Current Liabilities            18,760                21,292
                                       ----------           -----------
    Total Liabilities                      18,760                21,292
                                       ----------           -----------
    Stockholders' Equity
      Common Stock $.0001 par value:
        300 million shares authorized;
      Shares issued and outstanding:
      43,247,700 at November 30, 2007
      and 37,827,147 at May 31, 2007        4,325                 3,782
      Paid-in Capital                   1,006,942               952,279
      Deficit Accumulated during
      the Development Stage              (985,314)             (932,433)
                                       ----------           -----------
    Total Stockholders' Equity             25,953                23,628
                                       ----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $   44,713           $    44,920
                                       ==========           ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                                 INCEPTION
                                                            FEBRUARY 28, 2003
                                                                  THROUGH
                                 2007            2006       NOVEMBER 31, 2007
                             ------------    ------------      ------------
Revenues
  Net Sales                  $       181     $       343       $     1,386
  Cost of Sales                        -               -               (15)
                             ------------    ------------      ------------
    Gross Profit                     181             343             1,371

Operating Expenses
  General and Administrative      52,242          61,024           445,372
  Sales and Marketing                 50              83               811
                             ------------    ------------      ------------
    Total Operating Expenses     (52,292)        (61,107)         (446,183)
                             ------------    ------------      ------------
    Loss from Operations         (52,111)        (60,764)         (444,812)

Other Income (Expense)
  Interest Income                      -               -             3,573
  Interest Expense                  (770)           (662)           (7,365)
  Discontinued Operations              -               -          (537,521)
                             ------------    ------------      ------------
Net Loss                     $   (52,881)    $   (61,426)       $ (986,125)
                             ============    ============      ============

Basic and Diluted
  Net Loss per Common Share  $    (.0001)     $   (.002)
                             ============    ============

Weighted Average Shares
            Outstanding       43,247,700      30,089,714
                             ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)
                                      2007              2006
                                -----------       ------------
Revenues
  Net Sales                     $       40        $       131
  Cost of Sales                          -                  -
                                -----------       ------------
    Gross Profit                        40                131

Operating Expenses
  General and Administrative        15,568             19,658
  Sales and Marketing                    8                 33
                                -----------       ------------
    Total Operating Expenses       (15,576)           (19,691)
                                -----------       ------------
    Loss from Operations           (15,536)           (19,560)

Other Income (Expense)
  Interest Income                        -                  -
Interest Expense                      (467)              (314)
  Discontinued Operations                -                  -
                                -----------       ------------
Net Loss                        $  (16,003)       $   (19,874)
                                ===========       ============

Basic and Diluted
  Net Loss per Common Share     $    (.001)       $     (.001)
                                ===========       ============

Weighted Average Shares
            Outstanding          43,247,700          32,611,547
                                ============       ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2005, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                            Number    At Par    Add'l                  Total
                              of      Value    Paid In  Accumulated  Stockholder
                            Shares    $.0001   Capital   (Deficit)     Equity
Balance,                  ---------  --------  --------  ---------   -----------
  May 1, 2005           14,990,974  $  1,499 $ 726,200 $ (695,574)  $   32,125

Sale of Common Stock
 (See Note M)             5,000,000       500    49,500          0      50,000

Convert Debt to
 Common Stock
 (See Note N)             6,336,740       633    62,734          0      63,367

Convert Professional
 fees to Common Stock     1,000,000       100     9,900          -      10,000

Net Loss 2006                     -         -         -   (125,959)   (125,959)

Convert Debt to
 Common Stock
 (See Note N)             9,649,433       965    95,529          0      96,494

Convert Professional
 fees to Common Stock       850,000        85     8,415          0       8,500

Net Loss 2007                     -         -         -   (110,901)   (110,901)
                          -----------  -------- --------- ---------- -----------
Balance, May 31, 2007    37,827,147     3,782   952,279   (932,433)     23,628

Convert Debt to
 Common Stock
 (See Note N)             3,720,600       373    37,833          0      38,206

Convert Professional
 fees to Common Stock     1,700,000       170    16,830          0      17,000

Net Loss Nov 30, 2007             -         -         -    (52,881)    (52,881)
                          -----------  -------- --------- ---------- -----------
Balance, Nov 30, 2007    43,247,700   $ 4,325 $1,006,942 $(985,314)  $  25,953
                         ============  ======== ========= ========== ===========







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH NOVEMBER 30, 2007
(UNAUDITED)

                                                                 INCEPTION
                                                             FEBRUARY 28, 2003
                                                                  THROUGH
                                        2007         2006    NOVEMBER 30, 2007
                                     ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $      346   $      398     $    1,228
  Cash paid to suppliers of goods
      and services                        (225)     (47,361)      (386,852)
  Income taxes paid                          -            -              -
  Interest paid                              -            -           (203)
  Interest received                          -            -              -
                                     ----------   ----------     -----------
   Net Cash Flows Provided by/(Used in)
       Operating Activities                121      (46,963)      (385,827)
                                     ----------   ----------     -----------

Cash Flows From Investing Activities         -            -              -
                                     ----------   ----------     -----------
   Net Cash Flows Provided by
        (Used in) Investing Activities       -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -       50,000        100,000
  Proceeds of loans from shareholders        -            -        353,450
  Repayment of loans from shareholders    (300)           -       (139,981)
  Repayment of loans
      to related parties                   186      (72,631)        68,379
  Proceeds of loans
      from related company                   -            -          4,015
  Loans to related company                   -     (50,000)              -
                                     ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities     (114)     (72,631)       385,863
                                     ----------   ----------     -----------
Net Increase / (Decrease) in Cash            7     (100,116)            36

Cash and Cash Equivalents at
 Beginning of Period                        29      100,584              0
                                     ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $       36   $      468     $       36
                                     ==========   ==========     ===========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                      8
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                             NOV. 30, 2007      NOV. 30, 2006
                                              ------------       ------------

  Net Income (Loss)                           $   (52,881)       $   (61,426)

  Add items not requiring outlay of cash:
   Depreciation                                         -                  -
   Convert related party debt to equity            29,318                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in accounts receivable                    214                 55
   Decrease in Prepaid Assets                           -              6,861
   Increase in accounts payable                     6,470              7,547

 Cash was decreased by:
   Increase in accounts receivable                      -                  -
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Provided by /(Used in)
       Operating Activities                   $       121       $    (46,963)
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


NOTE C - NOTE AND LOANS RECEIVABLE

The notes and loans receivable at November 30, 2007 and May 31, 2007 are non-interest bearing, non collateralized and due on demand. Green Energy Group, Inc. owes the company $7,000, Amenviro Corp. owes the company $14,055.

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

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2007 and May 31, 2007 in the amounts of $0 and $0.


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

                                      11
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE G - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at November 30, 2007 and May 31, 2007, in the amounts of $441 and $441, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $2,181 and $10,856 at November 30, 2007 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2007 totals approximately $975,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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




                                    12
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE J - DEFERRED TAX ASSET (CONTINUED)
                                                      November 30, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $      975,000
                                                       ================
       Deferred tax asset (34%)                              (331,500)
       Valuation allowance                                    331,500
                                                       ----------------
       Net deferred tax asset                          $            0
                                                       ================

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE K - RELATED PARTY TRANSACTIONS

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended November 30, 2007 is approximately $30,360. A portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended November 30, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

History of Spin-Off Company:

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company. On June 4, 2004, the Board of Directors of eCom readopted a resolution
                                     16
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

to spinoff the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due on September 4, 2007. The revision to Rule 144 was posted to the Federal Register on December 17, 2007, and will be effective on February 15, 2008.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, will reduce eighteen (18) months off the time that the 144 restriction may be removed; and will save significant SEC registration fee costs for each company.
Section 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten (10) per cent interest, payable monthly plus Ten Thousand (10,000) $.01 cent warrants in the company.

In order to repay the promissory note, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offering.

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





                                     18


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


RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2007
with the six months ended November 30, 2006
-------------------------------------------------------------------

Revenue and gross profit for the six month period ended November 30, 2007 was $181 compared to $343 recorded during the three month period ended November 30, 2006.

Cost of sales was $0 for both six month periods.

Operating expenses for the six months ended November 30, 2007 totaled $52,292 compared to $61,107 for the six months ended November 30, 2006. These charges consisted of general and administrative expenses of $52,242 and sales and marketing expenses of $50 during the current period compared to general and administrative expenses of $61,024 and sales and marketing expenses of $83 during the prior year period. The general and administrative expenses declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense of $(770) was recorded in the current six month period compared to $(662) of interest expense incurred during the corresponding period of the prior year.

As a result of the incurrence of the administrative and sales expenses and interest expense, the net loss for the six months ended November 30, 2007 was $52,881 versus a net loss of $61,426 recorded in the six months ended November 30, 2006.




                                   19





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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not
be detected.                       20
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

January 15, 2008                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

January 15, 2008                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer









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

Date: January 15, 2008
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

Date: January 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                     24
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 15, 2008


[A signed original of this written statement required by Section 906 has been provided to AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.) and will be retained by AMERICAN ENVIRONMENTAL, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it