Form 10QSB
period 2008-02-29
AMERICAN ENVIRONMENTAL, INC.
filed 2008-04-15
CIK 1290785

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended February 29, 2008


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of February 29, 2008 the issuer had 45,080,747 shares of common stock, $.01 Par Value, outstanding]

Transitional Small Business Disclosure format:   Yes [   ] No [ X ]
Cusip Number: 628703 10 0
CIK Number: 0001290785
AMERICAN ENVIRONMENTAL, INC.       FORM 10-QSB              February 29, 2008
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise        INDEX                     PAGE NO.

PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm... 3

          Balance Sheets:
          February 29, 2008 and May 31, 2007 ....................... 4

          Statements of Operations:
           Nine Months Ended Feb 29, 2008 and Feb 28, 2007 and from Inception, February 28, 2003 through February 29, 2008 .. 5

          Statements of Operations:
           Three Months Ended Feb 29, 2008 and Feb 28,2007 ......... 6

          Statement of Changes in Shareholders' Equity from
           Inception May 1, 2005, through February 29, 2008 ........ 7

          Statement of Cash Flows
           Three Months Ended Feb 29, 2008 and Feb 28, 2007 and from Inception February 28, 2003 through February 29, 2008 ... 8

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

                                    2
                   Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
American Environmental, Inc.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of American Environmental, Inc., (f/k/a MyZipSoft, Inc.) a Development Stage Enterprise, as of February 29, 2008 and May 31, 2007, and the related statements of operations for nine month periods ended February 29, 2008 and February 28, 2007 and from Inception, February 28, 2003, through February 29, 2008, the related statements of operations for three month periods ended February 29, 2008 and February 28, 2007, the statement of changes in stockholders' equity from May 1, 2005 through February 29, 2008 and the statement of cash flows for the nine month periods ended February 29, 2008 and February 28, 2007 and Inception, February 28, 2003 through February 29, 2008. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2008



                                      3
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                      FEB 29, 2008         MAY 31, 2007
                                      ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $        1           $        29
    Prepaid Expense                             -                     -
    Note and Loan Receivable               44,588                44,569
    Accounts Receivable                       108                   322
                                       ----------           -----------
      Total Current Assets                 44,697                44,920
                                       ----------           -----------
TOTAL ASSETS                           $   44,697           $    44,920
                                       ==========           ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
   Current Liabilities
    Accounts Payable                   $   17,974           $     9,995
    Loans Payable                             441                   441
    Shareholder Loans Payable               1,841                10,856
                                       ----------           -----------
      Total Current Liabilities            20,256                21,292
                                       ----------           -----------
    Total Liabilities                      20,256                21,292
                                       ----------           -----------
    Stockholders' Equity
      Common Stock $.0001 par value:
      300 million shares authorized;
      Shares issued and outstanding:
      45,080,747 at February 29, 2008
      and 37,827,147 at May 31, 2007        4,508                 3,782
      Paid-in Capital                   1,015,433               952,279
      Deficit Accumulated during
      the Development Stage              (995,500)             (932,433)
                                       ----------           -----------
    Total Stockholders' Equity             24,441                23,628
                                       ----------           -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                $   44,697           $    44,920
                                       ==========           ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                                 INCEPTION
                                                            FEBRUARY 28, 2003
                                                                  THROUGH
                             FEB 29, 2008    FEB 28, 2007   FEBRUARY 29, 2008
                             ------------    ------------      ------------
Revenues
  Net Sales                  $       182     $       423       $     1,386
  Cost of Sales                        -               -               (15)
                             ------------    ------------      ------------
    Gross Profit                     182             423             1,371

Operating Expenses
  General and Administrative      61,904          75,592           445,372
  Sales and Marketing                 50              99               811
                             ------------    ------------      ------------
    Total Operating Expenses     (61,954)        (75,691)         (446,183)
                             ------------    ------------      ------------
    Loss from Operations         (61,772)        (75,268)         (444,812)

Other Income (Expense)
  Interest Income                      -               -             3,573
  Interest Expense                (1,294)           (662)           (7,365)
  Discontinued Operations              -               -          (537,521)
                             ------------    ------------      ------------
Net Loss                     $   (63,066)    $   (75,930)       $ (986,125)
                             ============    ============      ============

Basic and Diluted
  Net Loss per Common Share  $     (.002)    $     (.002)
                             ============    ============

Weighted Average Shares
            Outstanding       45,080,747      31,015,875
                             ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)
                               FEB 29, 2008       FEB 28, 2007
                                -----------       ------------
Revenues
  Net Sales                     $        -        $        80
  Cost of Sales                          -                  -
                                -----------       ------------
    Gross Profit                         -                 80

Operating Expenses
  General and Administrative         9,662             14,567
  Sales and Marketing                    -                 16
                                -----------       ------------
    Total Operating Expenses        (9,662)           (14,583)
                                -----------       ------------
    Loss from Operations            (9,662)           (14,503)

Other Income (Expense)
  Interest Income                        -                  -
  Interest Expense                    (524)                 -
  Discontinued Operations                -                  -
                                -----------       ------------
Net Loss                        $  (10,186)       $   (14,503)
                                ===========       ============

Basic and Diluted
  Net Loss per Common Share     $    (.000)       $     (.000)
                                ===========       ============

Weighted Average Shares
            Outstanding          45,080,747         32,868,198
                                ============       ============







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM MAY 31, 2005, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                            Number    At Par    Add'l                  Total
                              of      Value    Paid In  Accumulated  Stockholder
                            Shares    $.0001   Capital   (Deficit)     Equity
Balance,                  ---------  --------  --------  ---------   -----------
  May 1, 2005           14,990,974  $  1,499 $ 726,200 $ (695,574)  $   32,125

Sale of Common Stock
 (See Note M)             5,000,000       500    49,500          0      50,000

Convert Debt to
 Common Stock
 (See Note N)             6,336,740       633    62,734          0      63,367

Convert Professional
 fees to Common Stock     1,000,000       100     9,900          -      10,000

Net Loss 2006                     -         -         -   (125,959)   (125,959)

Convert Debt to
 Common Stock
 (See Note N)             9,649,433       965    95,529          0      96,494

Convert Professional
 fees to Common Stock       850,000        85     8,415          0       8,500

Net Loss 2007                     -         -         -   (110,901)   (110,901)
                          -----------  -------- --------- ---------- -----------
Balance, May 31, 2007    37,827,147     3,782   952,279   (932,433)     23,628

Convert Debt to
 Common Stock
 (See Note N)             5,553,600       555    46,324          0      46,879

Convert Professional
 fees to Common Stock     1,700,000       170    16,830          0      17,000

Net Loss Feb 29, 2008             -         -         -    (63,066)    (63,066)
                          -----------  -------- --------- ---------- -----------
Balance, Feb 29, 2008    45,080,747    $ 4,508 $1,015,433 $(995,500)  $  24,441
                         ============  ======== ========= ========== ===========







Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, FEBRUARY 28, 2003, THROUGH FEBRUARY 29, 2008
(UNAUDITED)

                                                                 INCEPTION
                                                              FEBRUARY 28, 2003
                                                                  THROUGH
                                    FEB 29, 2008 FEB 28, 2007 FEBRUARY 29, 2008
                                     ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $      346   $      413     $    1,228
  Cash paid to suppliers of goods
      and services                        (270)     (47,301)      (386,898)
  Income taxes paid                          -            -              -
  Interest paid                              -            -           (203)
  Interest received                          -            -              -
                                     ----------   ----------     -----------
   Net Cash Flows Provided by/(Used in)
       Operating Activities                 76      (46,888)      (385,873)
                                     ----------   ----------     -----------

Cash Flows From Investing Activities         -            -              -
                                     ----------   ----------     -----------
   Net Cash Flows Provided by
        (Used in) Investing Activities       -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -       55,584        100,000
  Proceeds of loans from shareholders        -            -        353,450
  Repayment of loans from shareholders    (338)     (22,861)      (140,019)
  Repayment of loans
      to related parties                   235       27,500         68,428
  Proceeds of loans
      from related company                   -      (14,473)         4,015
  Loans from related parties                 -        1,380
  Loans to related company                   -         (100)             -
                                     ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities     (103)     (47,030)       385,874
                                     ----------   ----------     -----------
Net Increase / (Decrease) in Cash          (27)         142              1

Cash and Cash Equivalents at
 Beginning of Period                        28          520              0
                                     ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $        1   $      662     $        1
                                     ==========   ==========     ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                      8
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                              FEB 29, 2008       FEB 28, 2007
                                              ------------       ------------

  Net Income (Loss)                           $   (63,066)       $   (75,930)

  Add items not requiring outlay of cash:
   Depreciation                                         -                  -
   Convert related party debt to equity            37,930             14,625
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in accounts receivable                    214                  -
   Decrease in Prepaid Assets                           -              6,861
   Increase in accounts payable                     7,979              7,547

 Cash was decreased by:
   Increase in accounts receivable                      -                  9
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                          19                  -
                                              ------------       ------------
      Net Cash Flows Provided by /(Used in)
       Operating Activities                   $        76       $    (46,888)
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

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at February 29, 2008 and May 31, 2007 in the amounts of $0 and $0.


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

                                      11
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE G - SHAREHOLDER LOANS AND LOANS PAYABLE

The Loans Payable at February 29, 2008 and May 31, 2007, in the amounts of $441 and $441, respectively, are non-interest bearing, non-collateralized and due on demand.

The Stockholder Loans Payable in the amounts of $1,841 and $10,856 at February 29, 2008 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 29, 2008 totals approximately $975,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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




                                    12
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE J - DEFERRED TAX ASSET (CONTINUED)
                                                      February 29, 2008
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

NOTE K - RELATED PARTY TRANSACTIONS

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended February 29, 2008 is approximately $34,985. A portion of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 29, 2008 and February 28, 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

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

The new SEC 144 Rule will reduce eighteen (18) months off the time that the 144 restriction may be removed; and saves significant SEC registration fee costs for each company. This rule adopted by the SEC on December 15, 2007 assures that, 144 Private Placement shares will be automatically eligible for resale in six
(6) months.

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


RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 29, 2008
with the nine months ended February 28, 2007
-------------------------------------------------------------------

Revenue and gross profit for the nine month period ended February 29, 2008 was $182 compared to $423 recorded during the nine month period ended February 28, 2007.

Cost of sales was $0 for both nine month periods.

Operating expenses for the nine months ended February 29, 2008 totaled $61,954 compared to $75,691 for the nine months ended February 28, 2007. These charges consisted of general and administrative expenses of $61,904 and sales and marketing expenses of $50 during the current period compared to general and administrative expenses of $75,592 and sales and marketing expenses of $99 during the prior year period. The general and administrative expenses declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

Interest expense of $(1,294) was recorded in the current nine month period compared to $(662) of interest expense incurred during the corresponding period of the prior year.

As a result of the incurrence of the administrative and sales expenses and interest expense, the net loss for the nine months ended February 29, 2008 was $(63,066) versus a net loss of $(75,930) recorded in the nine months ended February 28, 2007.




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

April 15, 2008                           By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 15, 2008                           By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer









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

Date: April 15, 2008
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

Date: April 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                     24
AMERICAN ENVIRONMENTAL, INC.
(f/k/a MyZipSoft, Inc.)
A Development Stage Enterprise

EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 15, 2008



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2008


[A signed original of this written statement required by Section 906 has been provided to AMERICAN ENVIRONMENTAL, INC. (f/k/a MyZipSoft, Inc.) and will be retained by AMERICAN ENVIRONMENTAL, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor