Form 10-K
period 2008-05-31
AMERICAN ENVIRONMENTAL, INC.
filed 2012-08-24
CIK 1290785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

COMMISSION FILE NUMBER (000-50783)

(Exact name of registrant as specified in its charter)

FLORIDA	56-2335301
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 S US Highway 1, Suite 302 Jupiter, FL	33477-7236
(Address of principal executive offices)	(Zip Code)

(561) 249-1354

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE

SECURITIES EXCHANGE ACT OF 1934:   NONE

Title of Each Class	Name of Each Exchange on Which Registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class
Common Stock, par value .0001 per share CUSIP NUMBER: 628703 10 0

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the  Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No ☐

The aggregate market value of the Common Stock held by non-affiliates:  Currently there is no trading market for the Registrant's Common Stock.

Shares of Common Stock outstanding as of August 23, 2012: 53,989,247 shares.

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in this annual report on Form 10-K, including in the section entitled "Risk Factors."

When used in this report, the terms "American Environmental", "AIE", "we", "us" and "the Company" refer to American Environmental, Inc. except where the context otherwise requires or as otherwise indicated.

ITEM 1.	BUSINESS

American Environmental, Inc. (the "Company" or "AEI") was originally incorporated in the State of Florida on February 28, 2003 as MyZipSoft, Inc. ("MyZipSoft"), a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom").  MyZipSoft's core business was the development and distribution of software products.  Its first product was a digital image compression software call MyPhotoZip. The Company ceased pursing this line of business during June 2006.  The Company currently has no operations.

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off the Company into an independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On December 1, 2003, the Board of Directors of eCom approved the spin-off of MyZipSoft, Inc.

eCom spun off MyZipSoft on January 23, 2004. The spin-off was subject to the effectiveness of the bankruptcy of eCom.  The stock dividend from eCom was one share of MyZipSoft, Inc. for every 100 shares of eCom held.  This dividend had a shareholder of record date of February 23, 2004 and a payment date of June 2, 2005.

On December 12, 2003, the Company changed its name to Freedom 4 Wireless, Inc. ("F4W") in connection with its spin off by eCom and its planned acquisition of certain assets of a company known as Freedom 4 Wireless, Inc. (Delaware).  On January 24, 2005, the Company changed their name back to MyZipSoft, Inc. due to the discontinued operations of the wireless division.  MyZipSoft, Inc. changed its name to American Environmental, Inc. on November 2, 2005.

On March 28, 2008 the US Bankruptcy court issued a final order on the eCom bankruptcy case.  As a result of the emergence of American Environmental, Inc. (Prior American Environmental) ("Prior AEI") from operating under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) on March 28, 2008 (the Effective Date), the Company is the successor registrant to Prior American Environmental pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

History of the Spin-Off Company:

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company's subsidiaries. On June 4, 2004, the Board of Directors of eCom adopted a resolution to spin off the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the Board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer ("FAST"), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. With financial assistance provided by American Capital Holdings, Inc. eCom was able to spin off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

AMERICAN ENVIRONMENTAL, INC.

ITEM 1.	BUSINESS - CONTINUED

On November 29, 2004, an involuntary petition was filed against eCom under Chapter 11 Title 11, of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Barney A. Richmond and Richard C. Turner. An order for relief was entered by the United States Bankruptcy Court on May 16, 2005. In order to protect the assets of eCom and pursuant to S1106 and S1107 of the United States Bankruptcy Code, on June 2, 2005, interim Chief Executive Officer Richard C. Turner, issued the shares of the Spin-Off Companies which were distributed to eCom shareholders of record, as of May 27, 2005. The Spin-Off Companies were: (i) USA Performance Products, Inc., (ii) eSecureSoft Company, (iii) USAS Digital, Inc., (iv) Pro Card Corporation, (v) AAB National Company, (vi) A Classified Ad, Inc., (vii) Swap and Shop.net Corp., (viii) A Super Deal.com, Inc., and (ix) My ZipSoft, Inc.

Subsequent thereto, eCom caused a registration statement on Form 10-SB to be filed for the Company. On June 6, 2005 an Order was entered by the Honorable Judge Stephen H Friedman, appointing Barney A. Richmond, Chairman of American Capital Holdings, Inc., as Chief Executive Officer of eCom and Richard C. Turner as Chief Financial Officer or eCom and all of the above described subsidiary companies.

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission ("SEC") asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the SEC's request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a seventeen (17) page written reply (plus accompanying supporting exhibits) to the SEC outlining the legal basis of the spin offs in response to the SEC's July 18, 2005 inquiry correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.

As result of discussions by Debtor eCom's and Plan Proponent ACH's bankruptcy attorneys with the SEC, the following subsidiaries were brought back into the eCom bankruptcy reorganization proceedings: (i) USA Performance Products, Inc., (ii) eSecureSoft Company, (iii) USAS Digital, Inc., (iv) Pro Card Corporation, (v) AAB National Company, (vi) A Classified Ad, Inc., (vii) Swap and Shop.net Corp., (viii) A Super Deal.com, Inc., and (ix) My ZipSoft, Inc.

On March 20, 2006 a hearing was held regarding "EX-PARTE MOTION FOR RECONSIDERATION OF ORDER DISAPPROVING EMPLOYMENT OF DEBTOR'S AUDITORS NUNC PRO TUNC TO NOVEMBER 29, 2004 AND FOR ENTRY OF AN ORDER APPROVING RETENTION OF AUDITORS", which was Wienseneck & Andres, P.A. A copy of this March 20, 2006 Court transcript is enclosed as Exhibit No. 99.3. An Order was entered approving the retention of Wieseneck & Andres, P.A. as eCom and the subsidiaries' auditors. A copy of this March 21, 2006 Order is appended herein as Exhibit No. 99.4.

AMERICAN ENVIRONMENTAL, INC.

ITEM 1.	BUSINESS - CONTINUED

On August 18, 2006, a Joint Plan of Reorganization was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Joint Plan of Reorganization can be viewed at www.ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the August 18, 2006 entry.

On August 25, 2006, a Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Disclosure Statement can be viewed at www.ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the August 25, 2006 entry. A copy of this Disclosure Statement is appended herein as Exhibit 99.5.

On December 28, 2006 an Order was entered titled "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(II) SETTING HEARING ON CONFIRMATION OF PLAN; (III) SETTING HEARING ON FEE APPLICATIONS; (IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this five (5) part Order can be viewed at www.ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the December 28, 2006 entry described as "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(11) SETTING HEARING ON CONFIRMATION OF PLAN; (111) SETTING HEARING ON FEE APPLICATIONS; (IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this Order, Disclosure Statement etc. is affixed herein as Exhibit No. 99.6.

On January 3, 2007, Joint Plan Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Disclosure Statement. A copy of this Disclosure Statement can be viewed at www.ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2006 entry described as First Amended Disclosure Statement. This Disclosure Statement was reviewed by the SEC on numerous occasions (with many comments/suggestions) and was ultimately approved by the Court, which is further described herein and below.

On January 3, 2007, Joint Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Joint Plan of Reorganization ("The Plan"). A copy of this Plan can be viewed at www.ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2007 entry described as First Amended Joint Plan of Reorganization. A copy of the Plan of Reorganization is appended herein as Exhibit No 99.7.

"Article 1: Definitions" in the Joint Plan states that:

"Subsidiaries" shall mean (i) USA Performance Products, Inc., (ii) eSecureSoft Company, (iii) USAS Digital, Inc., (iv) Pro Card Corporation, (v) AAB National Company, (vi) A Classified Ad, Inc., (vii) Swap and Shop.net Corp., (viii) A Super Deal.com, Inc., and (ix) My ZipSoft, Inc., unless otherwise referred to individually in the Plan.

AMERICAN ENVIRONMENTAL, INC.

ITEM 1.	BUSINESS - CONTINUED

Article "8.06 Spin-Off of Subsidiaries" in the Joint Plan states:

On December 1, 2003, the board of directors of eCom approved the spinoff of the Subsidiaries. On June 4, 2004, the board of directors of eCom readopted a resolution to spinoff the Subsidiaries and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST), to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders and, therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock in the Subsidiaries. By spinning off the Subsidiaries, eCom distributed the common stock of the Subsidiaries to eCom's shareholders in proportion to the shares held in eCom as of the relevant record date.

On November 29, 2004, an involuntary petition was filed against eCom under Chapter 11 of Title 11 of the United States Code. Thereafter, an order for relief was entered by the United States Bankruptcy Court on May 16, 2005. On June 2, 2005, the shares of the Subsidiaries were distributed to eCom shareholders of record, as of May 27, 2005. Subsequent thereto, eCom caused a registration statement on Form 10-SB to be filed for each of the Subsidiaries.

eCom believed that it could effectuate the spinoffs pursuant to the criteria and procedures set forth in the September 16, 1997 Securities and Exchange Commission Staff Legal Bulletin No. 4 issued regarding the applicability of Section 5 of the Securities Act of 1933 (the "Bulletin"). eCom was subsequently advised by the Staff of the Securities and Exchange Commission ("SEC") that the Subsidiaries may not qualify for the spinoff procedures set forth in the Bulletin for a number of reasons, including the facts that (i) there may not have been a valid "business purpose" as defined in the Bulletin, and (ii) the certificates evidencing the shares were distributed prior to having an effective Form 10-SB registration statement available for distribution to shareholders. At the request of the SEC staff, eCom voluntarily withdrew the Form 10-SB registration statements. Form 10-SB registration statements will be filed post- Effective Date for each of the Subsidiaries when appropriate transactions are finalized as to each Subsidiary.

Article "8.11 - Restructuring Transactions" in the Joint Plan states:

On and after the Effective Date, the Reorganized Debtor or the Subsidiaries may enter into such transactions and may take such actions as may be necessary or appropriate to effect a corporate restructuring of its respective businesses, subject to the terms, conditions and restrictions set forth in the Bylaws of, or otherwise applicable to, the Reorganized Debtor or the Subsidiaries. Such restructuring may include one or more mergers, consolidations, restructures, dispositions, liquidations, or dissolutions, as may be determined by the Reorganized Debtor or the Subsidiaries to be necessary or appropriate (collectively, the "Restructuring Transactions"). The actions to effect the Restructuring Transactions may include: (i) the execution and delivery of appropriate agreements or other documents of merger, consolidation, restructuring, disposition, liquidation, or dissolution containing terms that are consistent with the terms of the Plan and that satisfy the applicable requirements of applicable state law and such other terms to which the applicable entities may agree; (ii) the execution and delivery of appropriate instruments of transfer, assignment, assumption, or delegation of any asset, property, right, liability, duty, or obligation on terms consistent with the terms of the Plan and having such other terms to which the applicable entities may agree; (iii) the filing of appropriate certificates or articles of merger, consolidation, or dissolution pursuant to applicable state law; and (iv) all other actions that the applicable entities determine to be necessary or appropriate, including making filings or recordings that may be required by applicable state law in connection with such transactions. The Restructuring Transactions may include one or more mergers, consolidations, restructures, dispositions, liquidations, or dissolutions, as may be determined by the Reorganized Debtor or the Subsidiaries to be necessary or appropriate to result in substantially all

AMERICAN ENVIRONMENTAL, INC.

ITEM 1.	BUSINESS - CONTINUED

of the respective assets, properties, rights, liabilities, duties, and obligations of the Reorganized Debtor or the Subsidiaries vesting in one or more surviving, resulting or acquiring corporations. In each case in which the surviving, resulting, or acquiring corporation in any such transaction is a successor to the Reorganized Debtor, such surviving, resulting, or acquiring corporation will perform the obligations of the Reorganized Debtor pursuant to the Plan to pay or otherwise satisfy the Allowed Claims against the Reorganized Debtor, as applicable and to the extent necessary.

Notwithstanding the foregoing, it is possible that the Reorganized Debtor may qualify as a "blank check company." The SEC has taken the position that promoters or affiliates of blank check companies, as well as their transferees, are underwriters of the securities issued. In accordance with the SEC's position, any securities held by shareholders, including those issued under the Plan, prior to a business combination, such as a merger, may be resold only through a registration statement under the Securities Act of 1933 and Rule 144 may not be a safe harbor for resale of those securities regardless of technical compliance with Rule 144. While the foregoing does not affect the issuance of shares of common stock under the Plan, i.e., the shares will be issued free from registration requirements in accordance with section 1145 of the Code, the resale or exchange of such securities may be affected following confirmation of the Plan, such as in connection with any resale of such securities or any proposed Restructuring Transaction.

A Confirmation hearing was held on March 12, 2007. In attendance of the hearing was Ms. Denyese Heffner, representing the United States Department of Justice U.S. Trustee's Office, Mr. Gordon Robinson, Esq. representing the United States Securities & Exchange Commission ("SEC"), Mr. Michael D. Seese, representing eCom eCom.com, Inc. and Mr. Mark W. Fisher, Esq. representing American Capital Holdings, Inc. The result of this hearing was court approval and confirmation for eCom and the subsidiaries Plan of Reorganization. A copy of the court transcript is attached as Exhibit No. 99.8. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and Joint Plan Proponent American Capital Holdings, Inc., as Modified, was signed by the Honorable Judge Steven H. Friedman on March 23, 2007 and is attached as Exhibit 99.9. This Confirmation Order may also be viewed at the eCom website www.ecec.us under the bankruptcy link.

During the period from March 23, 2007 until March, 2008, there was several additional status conferences approving professional fees and other U.S Trustee required items necessary to close out the case. During this period, Judge Stephen H. Friedman was not reappointed to the United States Federal Bankruptcy bench and the pending outstanding matters regarding this case was re-assigned to the Honorable Paul G. Hyman, Jr.

The Company got behind with its required SEC filings due to the fact the Company's auditors, Wieseneck & Andres, P.A., had advised management their CPA practice was merging with another firm, which delayed the Company. Wieseneck & Andres, P.A. was and has been the auditor for all of the above described subsidiary companies as well as eCom eCom.com, Inc. and American Capital Holdings, Inc. ("ACH") for many years. Also, management was advised in late December, 2007 by Mr. Thomas B. Andres, CPA that he and his firm had accounting issues with Public Company Accounting Oversight Board ("PCAOB") regarding an American Capital Holdings, Inc. ("ACH") audit dating back to 2004. Mr. Andres advised us of his situation on or about December 16, 2007. Prior to that date, management did not know about any communications from the PCAOB. Appended herein as Exhibit No. 99.10 is a copy of PCAOB Release No. 104-2005-117, which was issued on October 27, 2005. Management was totally caught off guard as this issue was not disclosed to us for over two (2+) plus years either by Mr. Andres or by the PCAOB.

AMERICAN ENVIRONMENTAL, INC.

ITEM 1.	BUSINESS - CONTINUED

To further add to management's confusion regarding a 2004 audit, there were no comments by the SEC examiners regarding ACH's Form 10SB12G dated May 24, 2004 submitted to the SEC. This May 24, 2004 filing was ruled effective by law on July 24, 2004. This Form 10SB12G included a nine (9) month ACH audit by Wieseneck & Andres, P.A. for the period ending February 29, 2004. Additionally, pursuant to the request of SEC Examiners, on January 11, 2005, ACH filed an Amended Form 10SB12G with the SEC. This Amended Form 10SB12 included a Wieseneck & Andres, P.A. audit dated November 10, 2004, which was for the period ending May 31, 2004. There were no comments from the SEC examiners regarding this audit as well.

Enclosed herewith as Exhibit No. 99.11, is a copy of a January 2, 2008 U.S. Postal Certified Mail No. 7002241000543376468 five (5) page detailed correspondence, from ACH addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. This letter had eleven (11) accompanying composite exhibits in support of management's response to the above described PCAOB Release.

On February 15, 2008, Claudius Modesti, the PCAOB's Director of Enforcement and Investigations sent a reply letter to Mr. Barney A. Richmond's letters dated December 17, 2007, January 1, 2008 and January 2, 2008. Ms. Modesti's letter, which is enclosed herein as Exhibit No. 99.12 stated exactly the following:

Dear Mr. Richmond:

"Your recent letters to Chairman Mark W. Olsen and Angela Desmond (dated December 17, 2007, January 1, 2008 and January 2, 2008) concerning American Capital Holdings, Inc. ("ACH") and Wieseneck, Andres & Company, P.A. ("Wieseneck") have been forwarded to my attention: I write to respond to one aspect of your letters. I understand that Gordon Seymour, the PCAOB's General Counsel, will separately respond to another aspect of your letters."

"You refer to potential PCAOB disciplinary action against Wieseneck, and, in connection with that point, you say that you would like to meet with PCAOB staff to discuss aspects of ACH's accounting. PCAOB disciplinary investigations are nonpublic by law and the staff does not disclose, confirm, or deny the existence of particular investigations unless and until they result in a public disciplinary order. In investigating potential auditor misconduct, the staff evaluates evidence gathered from various sources including, where appropriate evidence obtained from an auditor's clients. "In the event that your letters are relevant to issues that we are addressing in any investigation, we will take them into account, and we will follow up to the extent we believe appropriate. While we appreciate your offer to meet and to provide additional documents, we do not at this time see a need for either of those things. If this changes we will contact you."

                Sincerely,

                Claudius Modesti / Director

AMERICAN ENVIRONMENTAL, INC.

ITEM 1.	BUSINESS - CONTINUED

On February 15, 2008, Mr. Jay Gordon Seymour, General Counsel for the PCAOB, sent a reply letter to Mr. Barney A. Richmond's December 17, 2007, January 1, 2008 and January 2, 2008 letters. Mr. Seymour's correspondence, which is affixed herein as Exhibit No. 99.13. advised the following:

Dear Mr. Richmond:

"Your recent letters to Chairman Mark W. Olsen and Angela Desmond (dated December 17, 2007, January 1, 2008 and January 2, 2008) concerning American Capital Holdings, Inc. ("ACH") and Wieseneck, Andres & Company, P.A. ("Wieseneck") have been forwarded to my attention: I write to respond to one aspect of your letters. I understand Claudius Modesti, the PCAOB's Director of Enforcement and Investigations, will separately respond to another aspect of your letters."

"You refer to PCAOB Release No. 104-2005-117 ("the Release"), which is the publicly available portion of a PCAOB inspection report on Wieseneck. You suggest that the Release is critical of ACH's accounting in two respects, and you request consideration of your position before the PCAOB takes a position in the matter. Please note that (1) the Release indicates that PCAOB inspectors review audits of two of Wieseneck's ten issuer audit clients, neither which the Release identifies; (2) the Release is not critical of any audit clients' accounting, but instead describes failures by Wieseneck, in two respects, to perform audit procedures necessary for Wieseneck to have a sufficient basis for an audit opinion; and (3) the Release does not assert that both of those auditing failures were present in each of the audits reviewed. In addition, the PCAOB issued the Wieseneck inspection report in October of 2005, and there is no ongoing process with respect to its content."

"Should you have any questions concerning PCAOB processes, please feel free to call me at (202) 207-9034."

          Sincerely,

          J. Gordon Seymour / General Counsel

After receiving these PCAOB letters dated February 15, 2008, management interpreted the contents at face value, especially Mr. Seymour's declaration which advised:

"Please note that (1) the Release indicates that PCAOB inspectors review audits of two of Wieseneck's ten issuer audit clients, neither which the Release identifies; (2) the Release is not critical of any audit clients' accounting, but instead describes failures by Wieseneck, in two respects, to perform audit procedures necessary for Wieseneck to have a sufficient basis for an audit opinion; and (3) the Release does not assert that both of those auditing failures were present in each of the audits reviewed. In addition, the PCAOB issued the Wieseneck inspection report in October of 2005, and there is no ongoing process with respect to its content."

With respect to the last sentence of the above preceding paragraph, this did not prove to be accurate, which is further described in the below chronological sequence of events.

AMERICAN ENVIRONMENTAL, INC.

ITEM 1.	BUSINESS - CONTINUED

On March 28, 2008 An Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries) was entered by the Honorable Judge Paul G. Heyman, Jr. A copy of this Order For Final Decree is affixed herein as Exhibit No 99.14. eCom and all of the spin-off companies began the preparation of the forthcoming Form May 31, 2008 10KSB filings, which were due on August 31, 2008. During this period, management was periodically being advised by Mr. Thomas B. Andres, CPA of Wieseneck & Andres, P.A. that he and his partners were in the process of merging with another firm who he, Mr. Andres, advised was a PCAOB registered accounting firm, which was supposed to be located in Jupiter, Florida.

Notwithstanding, due to matters management was not privy to at the time, things with the proposed merger with a Jupiter based PCAOB registered firm was never consummated. On or about May 29, 2009, management was advised by Mr. Andres that Wieseneck & Andres, P.A. was merging with a New York based accounting firm named Fuoco Group, LLC ("Fuoco") and Fuoco would be the firm taking over all of the companies' audits, including American Environmental, Inc. During the next several weeks, management focused on preparation of the forthcoming May 31, 2008 10K filings, which required the then forthcoming audits by a PCAOB registered accounting firm. However, in early September, 2009, after reviewing the PCAOB website to check the status of the Fuoco accounting firm, management discovered Fuoco was not a PCAOB registered auditing firm. Management also discovered that Mr. Thomas B. Andres, CPA and his firm, Wieseneck & Andres, P.A. ("the firm") were, individually as well as his accounting firm, were deregistered by the PCAOB on April 22, 2008 via PCAOB Release No.105-2008-001. The result of this PCAOB April 22, 2008 Release No. 105-2008-001 was Mr. Thomas B. Andres and the firm (Wieseneck & Andres, P.A.) could not be affiliated with any PCAOB firm for a period of two (2) years. A copy of the PCAOB Release No. 105-2008-001 is attached herein as Exhibit No. 99.15. Based on the contents contained in the two (2) above described PCAOB letters both dated February 15, 2008 from PCAOB Director Claudius Modesti and PCAOB General Counsel, J. Gordon Seymour, Management was totally blindsided by this discovery. Neither anyone from the PCAOB nor anyone from Wieseneck & Andres, P.A. gave the American Capital Holdings, Inc., eCom or the spin-off companies any type of notice whatsoever about the new 105-2008-001 PCAOB Release, which were the same allegations made in the PCAOB 104-2005-117 Release.

During the remainder of the entire month of September, 2009, management did considerable legal, tax and accounting background research issues regarding the unsupported background facts of the findings stated in the PCAOB Release No 105- 2008-001. Management believes Thomas B. Andres, CPA as well as Wieseneck & Andres, P.A. and the PCAOB entered into this consent order without examining the actual real facts with respect to all applicable Federal Internal Revenue Code statutes. Additionally, management was unilaterally denied the opportunity to meet with the PCAOB to discuss the issues brought up in PCAOB Release No. 104-2005-117 and was led to believe there was "no ongoing process with respect to its content", as advised in J. Gordon Seymour's February 15, 2008 correspondence. The PCAOB was established via the Sarbanes-Oxley Act as a division within the SEC.

Management believes the intent of Sarbanes-Oxley Act was to provide greater corporate transparency disclosures as well as to provide better public company internal controls, both of which are what the PCAOB is supposed to administer. Management also believes this does not seem to be the case regarding to what appears to be jointly agreed to consent order by Wieseneck & Andres, P.A./Public Company Accounting Oversight Board PCAOB Release No. 105-2008-001 entered into. Again, the contents of PCAOB Release No. 104-2005-117 and PCAOB Release No. 105-2008-001 are basically the same. Management was totally blindsided by this event as we were led to believe the above referenced February 15, 2008 PCAOB letters as described above. Being Wieseneck & Andres, P.A. was the PCAOB approved accounting firm for all the subsidiary companies referenced above.  The accounting firm was also court approved by the United States Bankruptcy Court.  The PCAOB disbarment almost put all of the companies out of business as all of the accounting firms management had approached advised that they would have to audit all of these companies from inception, which the companies could not afford without a capital infusion. Without clean audits, it is almost impossible to raise equity capital, which caused all the companies to get behind in their financial reporting.

AMERICAN ENVIRONMENTAL, INC.

ITEM 1.	BUSINESS - CONTINUED

On October 5, 2009, ACH's and the spin-off companies' management sent Thomas B. Andres, CPA, Wieseneck & Andres, P.A. a thirty two (32) page letter via U.S. Postal Certified Mail No. 70071490000054486599, which was accompanied with thirty one (31) exhibits illustrating the proper facts supporting all of the companies' legal positions. A copy of this letter and its thirty one (31) supporting exhibits are attached herein as Composite Exhibit No. 99.16.

On October 14, 2009 Richard Turner had a conversation with Mr. Thomas B. Andres about setting up a meeting, which Mr. Andres initially agreed to. Mr. Turner sent an October 14, 2009 confirmation letter as well, which copy is affixed herein as Exhibit No. 99.17. On October 19, 2009, Mr. Andres wrote a reply letter advising Mr. Turner, based on advice of his legal counsel, that Mr. Andres could not have further conversations with Mr. Turner or the companies "until such a time we (he and his firm) are appropriately advised by our council". Mr. Andres further stated "You will be appropriately informed when that happens". To this date, Mr. Andres has refused to meet with management.

On November 4, 2009, Management sent Mr. Andres another five (5) page letter via United States Postal Certified Mail No. 70072410000543376482 (RETURN RECEIPT REQUESTED), accompanied by ten (10) supporting exhibits. This letter pointed out many problems/damages caused by Mr. Andres' firm as well as requested the name of Wieseneck & Andres, P.A. errors and omissions insurance carrier. So far, in what management believes is sign of bad faith, Wieseneck & Andres, P.A. and Fuoco Group, LLC has refused to provide the companies this information. The companies are planning to file suit against Wieseneck & Andres, P.A., Fuoco Group, LLC as well as a claim against their respective insurance carrier(s).

On March 18, 2011 the company entered into a new audit engagement with a PCAOB registered accounting firm known as Lake & Associates CPA's, LLC ("Lake"). During the term in which Lake served as the Company's registered public accounting firm, Lake didn't authorize the issuance of any audit reports or interim reviews.

On September 19, 2011 American Environmental, Inc. (the "Company", "AEI") was notified by Lake and Associates CPA's, LLC ("Lake") of their resignation as the Company's independent registered public accounting firm.  On September 22, 2011, the audit committee of the Company's Board of Directors authorized the appointment of the firm Alan R. Swift, CPA, P.A. ("Swift") to serve as the Registrant's independent registered public accounting firm for the fiscal year ending May 31, 2008, 2009, 2010 and 2011.  During the term in which Swift served as the Company's registered public accounting firm, Swift didn't authorize the issuance of any audit reports or interim reviews.

On August 15, 2012 American Environmental, Inc. (the "Company", "AEI") dismissed Alan R. Swift, CPA, P.A. ("Swift") as the Company's independent registered public accounting firm.  On August 15, 2012, the audit committee of the Company's Board of Directors authorized the appointment of the firm Pybus & Company, P.A. ("Pybus") to serve as the Registrant's independent registered public accounting firm for the fiscal years ending May 31, 2008, 2009, 2010, 2011 and 2012.

AMERICAN ENVIRONMENTAL, INC.

ITEM 1.	BUSINESS - CONTINUED

Due to the above described PCAOB transactions and the March 28, 2008 Bankruptcy Court Order of Final Decree we are requesting a waiver of the prior auditor consent requirement pursuant to SEC Regulation C Rule 47 regarding the firm of Wiesenck & Andres, P.A.

The Company's main office is located at 1150 S US Highway 1, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 249-1354.

For complete bankruptcy proceedings and filings see the www.ecec.us web site and click on "Bankruptcy News Information" towards the top of the web page.

The Company does not have any off-balance sheet arrangements.

EMPLOYEES: The Company does not have any employees.

ITEM 1A.	RISK FACTORS

RISK FACTORS. The Company's business is subject to numerous risk factors, including the following:

NO OPERATING REVENUES. The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until it can realize profits from the business ventures it intends to acquire.

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

NO PUBLIC MARKET CURRENTLY EXISTS. There is currently no public market for the Company's common stock. There can be no assurance that a market will in fact develop at any time, or that a shareholder ever will be able to liquidate his investment without considerable delay. If a market should develop, the price may be highly volatile. Factors such as those discussed in this "Risk Factors" section may have a significant impact upon the market price of the Company's stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company does not own any real property. As of May 31, 2012, the Company is located at 1150 S. US Highway 1, Suite 302, Jupiter, Florida 33477.  As of May 31, 2008 the company was located at 1016 Clemmons St, Suite 302, Jupiter Florida, consisting of approximately 1,277 square feet of office space which was provided by a related party on a month to month basis.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

ITEM 6.	SELECTED FINANCIAL DATA

None

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Revenue for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 was $0.

Total operating expenses were $8,368 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008.  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

The Company incurred net losses for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 of $33,426.  This loss included a $25,058 write off of a note receivable.

For the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) the Company wrote off receivables of $21,055.  Also during the period from June 1, 2007 through March 28, 2008 the company settled related company debt and accounts payable resulting in a gain of $17,672.

LIQUIDITY AND CAPITAL RESOURCES

Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2008
Net cash provided by (used in) operating activities	$1
Net cash provided by investing activities	0
Net cash provided by financing activities	0
Net increase (decrease) in cash	1
Cash at end of period	2

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS

The page numbers for the financial statement categories are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PYBUS & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	319 CLEMATIS ST., SUITE 810 WEST PALM BEACH, FLORIDA 33401 PHONE: 561.282.1870 FAX: 561.282.1871 WWW.PYBUSCPA.COM

To the Board of Directors and Stockholders of

American Environmental, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of American Environmental Inc. (A Development Stage Company) as of May 31, 2008, and the related statement of operations, statement of changes in stockholders' deficit and cash flows for the period March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008.  American Environmental, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Environmental, Inc. (A Development Stage Company) as of May 31, 2008, and the results of its operations and its cash flows for the period March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note G the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Pybus & Company, P.A.

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

August 23, 2012

"The following report is a copy of a previously issued audit report dated August 28, 2007 and the predecessor auditor has not reissued the report"

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

/s/Wieseneck, Andres & Company, P.A.

North Palm Beach, Florida
August 28, 2007

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

BALANCE SHEET

May 31,2008
Assets
Current Assets
Cash and cash equivalents	$2

Total current assets	2

Total assets	$2

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$1,790
Loans payable	0
Loans payable - related parties	129

Total current liabilities	1,919

Total liabilities	1,919

Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, $.0001 par value; 300,000,000 shares authorized; 45,893,247 shares issued and outstanding	4,589
Paid-in-capital	1,033,133
Deficit accumulated during the development stage	(1,039,639)

Total stockholders' equity (deficit)	(1,917)

Total liabilities and stockholders' equity (deficit)	$2

The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008
Net Sales	$0
Cost of Sales	0

Gross profit	0

Operating expenses:
General & administrative (1)	8,368
Sales and Marketing	0

Total operating expenses	8,368

Loss from operations	(8,368)

Other Income (Expense)
Loss on write-down of receivables	(25,058)

Net Other Income (Expense)	(25,058)

Net loss	$(33,426)

Basic and Diluted
Net loss per common share	$(.001)

Weighted-average shares outstanding:	45,093,443

(1) Includes stock based compensation of $8,125 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008.

The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Add'l Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.0001
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	45,080,747	$4,508	$1,025,089	$(1,006,213)	$23,384
Issuance of common stock for services	812,500	81	8,044	0	8,125
Net loss March 28, 2008 through May 31, 2008	0	0	0	(33,426)	(33,426)

Balance May 31, 2008	45,893,247	$4,589	$1,033,133	$(1,039,639)	$(1,917)

The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008
Cash flows from operating activities:
Net loss	$(33,426)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	8,125
Write down of notes receivable	25,058
Changes in operating assets and liabilities
Decrease (increase) to accounts receivable	66
Increase in accounts payable and accrued expenses	178

Net cash used in operating activities	1

Cash Flows From Investing Activities
Purchase of property and equipment	0

Net cash used in investing activities	0

Cash Flows From Financing Activities
Proceeds from related companies	0
Proceeds from sale of common stock	0
Loans to related companies	0

Net cash provided by financing activities	0

Net increase (decrease) in cash	1

Cash at beginning of period	1

Cash at end of period	$2

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0

Income taxes paid	$0

The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note A. Description of Business

American Environmental, Inc. (the "Company" or "AEI") was originally incorporated in the State of Florida on February 28, 2003 as MyZipSoft, Inc. ("MyZipSoft"), a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom").  MyZipSoft's core business was the development and distribution of software products.  Its first product was a digital image compression software call MyPhotoZip. The Company ceased pursing this line of business during June 2006.  The Company currently has no operations.

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off the Company into an independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On December 1, 2003, the Board of Directors of eCom approved the spin-off of MyZipSoft, Inc.

eCom spun off MyZipSoft on January 23, 2004. The spin-off was subject to the effectiveness of the bankruptcy of eCom.  The stock dividend from eCom was one share of MyZipSoft, Inc. for every 100 shares of eCom held.  This dividend had a shareholder of record date of February 23, 2004 and a payment date of June 2, 2005.

On December 12, 2003, the Company changed its name to Freedom 4 Wireless, Inc. ("F4W") in connection with its spin off by eCom and its planned acquisition of certain assets of a company known as Freedom 4 Wireless, Inc. (Delaware).  On January 24, 2005, the Company changed their name back to MyZipSoft, Inc. due to the discontinued operations of the wireless division.  MyZipSoft, Inc. changed its name to American Environmental, Inc. on November 2, 2005.

On March 28, 2008 the US Bankruptcy court issued a final order on the eCom bankruptcy case.  As a result of the emergence of American Environmental, Inc. (Prior American Environmental) ("Prior AEI") from operating under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) on March 28, 2008 (the Effective Date), the Company is the successor registrant to Prior American Environmental pursuant to Rule 12g-3 under the Securities Exchange Act of 1934.

Note B. Summary of Significant Accounting Policies

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

DEVELOPMENT STAGE COMPANY

Based upon the Company's business plan, it is a development stage enterprise since planned principal activities have not yet commenced.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage commencement to the current  balance sheet date on the statement of changes in shareholders' deficit.  The development stage began February 28, 2003, the date the Company was incorporated.

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is assured.

CASH

Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

STOCK-BASED COMPENSATION

The accounting for common stock issued for services is based on the estimated fair value of the common stock issued as of the grant date. Because there is no market for the Company's common stock and no operations, the Company recorded the issuance of common stock for services at Par Value, which approximated the value of services received.

INCOME TAXES

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2008. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2008, the FASB issued FSP FIN No. 48-3, "Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises." FSP FIN No. 48-3 defers the effective date of FIN No. 48, "Accounting for Uncertainty in Income Taxes," for certain nonpublic enterprises as defined in SFAS No. 109, "Accounting for Income Taxes." However, nonpublic consolidated entities of public enterprises that apply U.S. generally accepted accounting principles (GAAP) are not eligible for the deferral. FSP FIN No. 48-3 was effective upon issuance. The impact of adoption was not material to the Company's financial condition or results of operations.

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This FSP amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of FSP FAS No. 140-4 did not have an impact on the Company's financial position and results of operations.

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

In June 2008, the FASB issued EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not impact the Company's financial position and results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The adoption of FSP FAS No. 142-3 did not have a material impact on the Company's financial statements.

In February 2008, the FASB issued FSP FAS No. 157-2, "Effective Date of FASB Statement No. 157". This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually). The impact of adoption was not material to the Company's consolidated financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R) "Business Combinations." This Statement replaces the original SFAS No. 141. This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of SFAS No. 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS No. 141(R) establishes principles and requirements for how the acquirer:

a.	Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.
b.	Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.
c.	Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The adoption of SFAS No. 141(R) did not have a material impact on the Company's results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of SFAS No. 115," which becomes effective for the Company on February 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. There was no material impact on the Company's results of operations and financial condition due to the adoption of SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 addresses the requests from investors for expanded disclosure about the extent to which companies' measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal year 2008. There was no material impact on the Company's results of operations and financial condition due to the adoption of SFAS No. 157.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note C. Involuntary Reorganization under Chapter 11

The Plan of Reorganization became effective and the Company emerged from Chapter 11 reorganization proceedings on March 28, 2008 (the "Reorganization Effective Date").  On the Reorganization Effective Date, the Company implemented fresh-start reporting in accordance with American Institute of Certified Public Accounts Statement of Position 90-7: Financial Reporting by Entities in Reorganization under the Bankruptcy Code ("SOP 90-7").

All conditions required for the adoption of fresh-start reporting were met upon emergence from the reorganization Proceedings on the Reorganization Effective Date.  As a result, the fair value of the Prior American Environmental assets became the new basis for the Company's statement of financial position as of the Fresh-Start Adoption Date, and all operations beginning on or after March 28, 2008 are related to the Successor Company.

As a result of the application of fresh-start reporting, the financial statements prior to and including March 28, 2008 represent the operations of the Prior American Environmental and are not comparable with the financial statements for periods on or after March 28, 2008.  References to "New American Environmental" refer to the Company on or after March 28, 2008, after giving effect to the application of fresh-start reporting. References to the "Prior American Environmental" refer to the Company prior to and including March 28, 2008.

Note D. Note and Loans Receivable

The Note receivable dated June 1, 2005 was with Miami Filter in the amount of $50,000, plus accrued interest at 5% interest per annum on the unpaid balance. The note was non-collateralized and was scheduled to mature on September 1, 2005.  On May 31, 2008, the note was deemed uncollectable and the uncollected principal balance of $22,500 plus accrued interest of $2,558 was charged off resulting in a net loss off $25,058.

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2008 of approximately $1,010,000, expiring through May 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative costs that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008  was $8,125.

Some of these expenses were paid with the issuance of common shares.  These expenses were paid with the issuance of 812,500 for the period from February 28, 2008 through May 31, 2008.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at $.01 per share, which approximated the value of services received.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to May 31, 2008. These related party loans were non-collateralized, non-interest bearing and due on demand. As of May 31, 2008 the balance owed Mr. Turner was $129.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net operating loss for the period March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 of $8,368. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any disagreements with its accountants. On March 18, 2011, the Company appointed Lake & Associates CPA's, LLC as its independent auditor.  On September 22, 2011 the company entered into a new audit engagement with a PCAOB registered accounting firm known as Alan R. Swift, CPA, P.A.   On August 15, 2012 the Company entered into a new audit engagement with a PCAOB registered accounting firm known as Pybus & Company, P.A.. ("Pybus").

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2008, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of May 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended May 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Certifying Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of May 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Positions Held
Barney A. Richmond	60	Chairman / President / Secretary / Director
Richard C. Turner	52	Treasurer / Director
Sherry L. Cherrix	55	Secretary / Director

Barney A. Richmond has been President and a Director of the Company since February 2005. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations. Mr. Richmond has been a member of the Boards of Directors of the Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc., Berkshire International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, reporting, budgeting and cost accounting.

Sherry L. Cherrix was elected to the Board of Directors and Secretary of the Company in April 2012.

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

ITEM 11.	EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of the date of this filing, there are a total of 53,989,247 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

Name and Address	Number of Shares Owned	% of Shares Outstanding
Barney A. Richmond, Director & President (1)	10,810,061	20.0%
Jupiter, FL

Richard C. Turner, Director, Treasurer (2)	560,567	1.0%
Palm Beach Gardens, FL

Sherry L. Cherrix, Director, Secretary	100,000	0.2%
Jupiter, FL

United States Financial Group, Inc.	7,578,004	14.0%
Jupiter, FL

American Capital Holdings, Inc.	15,346,058	28.4%
Jupiter, FL
	---------------	------------
All Directors & Executive Officers as a group	11,470,628	21.2%
(3 persons)

(1) Includes a stock dividend of 10,810,061 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Richmond being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006 .

(2) Includes a stock dividend of 313,373 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Turner being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006 .

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and $5,600 for the period from June 1, 2007 through May 28, 2008 (date of bankruptcy effectiveness).  Audit fees for the year ending May 31, 2008 will be incurred during the fiscal year ending May 31, 2013 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and $0 for the period from June 1, 2007 through May 28, 2008 (date of bankruptcy effectiveness).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed February 28, 2003 (incorporated by reference to the Company's Form 10SB)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	July 18, 2005 letter from the Securities and Exchange Commission asking American Environmental to provide legal analysis for their "spin-off" share issuance.
99.2	August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter.
99.3	Transcript of March 20, 2006 Confirmation Hearing of debtor eCom eCom.com, Inc.
99.4	Order dated March 21, 2006 approving employment of Debtor's Auditors to November 29, 2004.
99.5	Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. dated August 25, 2006.
99.6	Order dated December 28, 2006 approving Disclosure Statement, setting a hearing date on plan confirmation and setting hearings on fee applications.
99.7	First Amended Joint Plan of Reorganization filed on January 3, 2007 by American Capital Holdings and eCom.
99.8	Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc.
99.9	Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc.
99.10	PCAOB Release No. 104-2005-117, dated October 27, 2005.
99.11	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB.
99.12	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations.
99.13	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond
99.14	March 28, 2008 Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries).
99.15	PCAOB Release No. 105-2008-001 dated April 22, 2008
99.16	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009.
99.17	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on August 23, 2012.

AMERICAN ENVIRONMENTAL, INC. (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	August 23, 2012

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	August 23, 2012