Form 10-Q
period 2009-02-28
AMERICAN ENVIRONMENTAL, INC.
filed 2012-08-31
CIK 1290785

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2009

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

American Environmental, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of February 28, 2009 (unaudited) and May 31, 2008	4
	Condensed Statements of Operations for the Three and Nine Month Periods Ended February 28, 2009 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 (unaudited)	6
	Condensed Statements of Cash Flows for the Nine Months Ended February 28, 2009 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	13

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

American Environmental, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	February 28, 2009	May 31, 2008
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$3	$2

Total current assets	3	2

Total assets	$3	$2

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,640	$1,790
Loans payable - related parties	402	129

Total current liabilities	2,042	1,919

Total liabilities	2,042	1,919

Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.0001 par value; 300,000,000 shares authorized; 47,411,247 and 45,893,247 shares issued and outstanding, respectively	4,741	4,589
Paid-in-capital	1,048,161	1,033,133
Deficit accumulated during the development stage	(1,054,941)	(1,039,639)

Total stockholders' deficit	(2,039)	(1,917)

Total liabilities and stockholders' deficit	$3	$2

See accompanying notes to unaudited condensed financial statements.

American Environmental, Inc.
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through February 28, 2009
Net Sales	$0	$92	$92
Cost of Sales	0	0	0

Gross profit	0	92	92

Operating expenses:
General & administrative	5,060	15,368	23,736
Sales and marketing	0	26	26

Total operating expenses	5,060	15,394	23,762

Loss from operations	(5,060)	(15,302)	(23,670)

Other Expense
Loss on write-down of receivables	0	0	(25,058)

Other Expense	0	0	(25,058)

Net Loss	$(5,060)	$(15,302)	$(48,728)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)	$(.001)

Weighted-average shares outstanding:	46,910,869	46,401,101	46,152,762

See accompanying notes to unaudited condensed financial statements.

American Environmental, Inc.

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.0001
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	45,080,747	$4,508	$1,025,089	$(1,006,213)	$23,384
Issuance of common stock for services	812,500	81	8,044	0	8,125
Net loss March 28, 2008 through May 31, 2008	0	0	0	(33,426)	(33,426)

Balance May 31, 2008	45,893,247	4,589	1,033,133	(1,039,639)	(1,917)
Issuance of common stock for services	1,518,000	152	15,028	0	15,180
Net loss nine months ended February 28, 2009	0	0	0	(15,302)	(15,302)

Balance February 28, 2009	47,411,247	$4,741	$1,048,161	$(1,054,941)	$(2,039)

See accompanying notes to unaudited condensed financial statements.

American Environmental, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Nine Months Ended February 28, 2009	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through February 28, 2009
Cash flows from operating activities:
Net loss	$(15,302)	$(48,728)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	15,180	23,305
Write down of notes receivable	0	25,058
Changes in operating assets and liabilities
Decrease (increase) to accounts receivable	0	66
Increase (decrease) to accounts payable and accrued expenses	123	301

Net cash provided by operating activities	1	2

Cash Flows From Investing Activities
Purchase of property and equipment	0	0

Net cash used in investing activities	0	0

Cash Flows From Financing Activities
Proceeds from related companies	0	0

Net cash provided by financing activities	0	0

Net increase in cash	1	2

Cash at beginning of period	2	1

Cash at end of period	$3	$3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

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

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at February 28, 2009 of approximately $1,025,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc, companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 was $15,180 and $23,305, respectively.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to February 28, 2009. These related party loans were non-collateralized, non-interest bearing and due on demand. As of February 28, 2009 the balance owed Mr. Turner was $402.

Note G. Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss for the period March 28, 2008 (date of bankruptcy effectiveness) through February 28, 2009 of $48,728. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the nine months ended February 28, 2009 and February 29, 2008 was $92 and $181 respectively.

Total operating expenses for the nine months ended February 28, 2009 was $15,394 compared to $61,954 for the nine months ended February 29, 2008. The decrease in expenses resulted from lower rent, transfer agent fees and management expenses incurred during the nine months ended February 28, 2009.

The operations for the nine months ended February 28, 2009 resulted in a net loss of $15,302 versus a net loss of $63,067 recorded in the nine months ended February 29, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of February 28, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of February 28, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the nine months ended February 28, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of February 28, 2009.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors presently disclosed in our May 31, 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the nine months ended February 28, 2009.

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