Form 10-K
period 2009-05-31
AMERICAN ENVIRONMENTAL, INC.
filed 2012-08-31
CIK 1290785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Shares of Common Stock outstanding as of August 31, 2012: 53,989,247 shares.

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

Management believes the intent of Sarbanes-Oxley Act was to provide greater corporate transparency disclosures as well as to provide better public company internal controls, both of which are what the PCAOB is supposed to administer. Management also believes this does not seem to be the case regarding to what appears to be jointly agreed to consent order by Wieseneck & Andres, P.A./Public Company Accounting Oversight Board PCAOB Release No. 105-2008-001 entered into. Again, the contents of PCAOB Release No. 104-2005-117 and PCAOB Release No. 105-2008-001 are basically the same. Management was totally blindsided by this event as we were led to believe the above referenced February 15, 2008 PCAOB letters as described above. Being Wieseneck & Andres, P.A. was the PCAOB approved accounting for all the subsidiary companies referenced above as well as the accounting firm that was approved by the United States Bankruptcy Court.  The PCAOB disbarment almost put all of the companies out of business as all of the accounting firms management had approached advised they would have to audit all of these companies from inception, which the companies could not afford without a capital infusion. Without clean audits, it is almost impossible to raise equity capital, which caused all the companies to get behind in their financial reporting.

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

Due to the above described PCAOB transactions and the March 28, 2008 Bankruptcy Court Order of Final Decree we are requesting a waiver of the prior auditor consent requirement pursuant to SEC Regulation C Rule 47.

On March 18, 2011 the company entered into a new audit engagement with a PCAOB registered accounting firm known as Lake & Associates CPA's, LLC ("Lake"). During the term in which Lake served as the Company's registered public accounting firm, Lake didn't authorize the issuance of any audit reports or interim reviews during this term.

On September 19, 2011 American Environmental, Inc. (the "Company", "AEI") was notified by Lake and Associates CPA's, LLC ("Lake") of their resignation as the Company's independent registered public accounting firm.  On September 22, 2011, the audit committee of the Company's Board of Directors authorized the appointment of the firm Alan R. Swift, CPA, P.A. ("Swift") to serve as the Registrant's independent registered public accounting firm for the fiscal year ending May 31, 2008, 2009, 2010 and 2011.  During the term in which Swift served as the Company's registered public accounting firm, Swift didn't authorize the issuance of any audit reports or interim reviews during this term.

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

The Company does not have any off-balance sheet arrangements.

ITEM 1.	BUSINESS - CONTINUED

EMPLOYEES: The Company does not have any employees.

ITEM 1A.	RISK FACTORS

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

RESULTS OF OPERATIONS:

Revenue for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 was $92.

Total operating expenses were $8,367 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008,  compared to $20,919 for the year ended May 31, 2009.  The Company's operating expenses were primarily the result of keeping the Company current with rent, transfer work, and other administrative costs.

The Company incurred net losses for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 of $8,367 compared to a net loss of $20,827 for the year ended May 31, 2009.  For the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) the Company wrote off receivables of $21,055.

The Company incurred net losses for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 of $54,253.  This loss included a $25,058 write off of a note receivable.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended May 31, 2009	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2009
Net cash (used in) provided by operating activities	$(287)	$1	$(286)
Cash flows from investing activities	0	0	0
Cash flows from financing activities	288	0	288
Net increase in cash	1	1	2
Cash at end of period	3	2	3

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of May 31, 2009 and 2008	F-3

Statements of Operations for the Twelve Months Ended May 31, 2009, for the Periods from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and 2008,	F-4

Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009	F-5

Statements of Cash Flows for the Twelve Months Ended May 31, 2009, for the Periods from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PYBUS & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	319 CLEMATIS ST., SUITE 810 WEST PALM BEACH, FLORIDA 33401 PHONE: 561.282.1870 FAX: 561.282.1871 WWW.PYBUSCPA.COM

To the Board of Directors and Stockholders of

American Environmental, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of American Environmental Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit and cash flows for the period March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009.  American Environmental, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Environmental, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the results of its operations and cash flows for the period March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

August 31, 2012

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

BALANCE SHEETS

	May 31,

	2009	2008
Assets
Current Assets
Cash and cash equivalents	$3	$2

Total current assets	3	2

Total assets	$3	$2

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$2,090	$1,790
Loans payable - related parties	417	129

Total current liabilities	2,507	1,919

Total liabilities	2,507	1,919

Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.0001 par value; 300,000,000 shares authorized; 47,917,247 and 45,893,247 shares issued and outstanding, respectively	4,792	4,589
Paid-in-capital	1,053,170	1,033,133
Deficit accumulated during the development stage	(1,060,466)	(1,039,639)

Total stockholders' deficit	(2,504)	(1,917)

Total liabilities and stockholders' deficit	$3	$2

The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Twelve Months Ended May 31, 2009	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2009
Net Sales	$92	$0	$92

Gross profit	92	0	92

Operating expenses:
General & administrative (1)	20,893	8,368	29,261
Sales and Marketing	26	0	26

Total operating expenses	20,919	8,368	29,287

Loss from operations	(20,827)	(8,368)	(29,195)

Other Expense
Loss on write-down of receivables	0	(25,058)	(25,058)

Total Other Expense	0	(25,058)	(25,058)

Net loss	$(20,827)	$(33,426)	$(54,253)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)	$(.001)

Weighted-average shares outstanding:	46,657,099	45,093,443	46,423,826

(1) Includes stock based compensation of $20,240 for the year ended May 31, 2009 and $28,365 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009, $47,385 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) and $275,759 for the period from February 28, 2003 (inception) through March 28, 2008 (date of bankruptcy effectiveness).

The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Add'l Paid in Capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.0001
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	45,080,747	$4,508	$1,025,089	$(1,006,213)	$23,384
Issuance of common stock for services	812,500	81	8,044	0	8,125
Net loss March 28, 2008 through May 31, 2008	0	0	0	(33,426)	(33,426)

Balance May 31, 2008	45,893,247	4,589	1,033,133	(1,039,639)	(1,917)
Issuance of common stock for services	2,024,000	203	20,037	0	20,240
Net loss year ended May 31, 2009	0	0	0	(20,827)	(20,827)

Balance May 31, 2009	47,917,247	$4,792	$1,053,170	$(1,060,466)	$(2,504)

The accompanying notes are an integral part of these financial statements.

AMERICAN ENVIRONMENTAL, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Twelve Months Ended May 31, 2009	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2009
Cash flows from operating activities:
Net loss	$(20,827)	$(33,426)	$(54,253)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	20,240	8,125	28,365
Write down of notes receivable	0	25,058	25,058
Changes in operating assets and liabilities
Decrease (increase) to accounts receivable	0	66	66
Increase in accounts payable and accrued expenses	300	178	478

Net cash used in operating activities	(287)	1	(286)

Cash Flows From Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Stockholder loan	288	0	288

Net cash provided by financing activities	288	0	288

Net increase in cash	1	1	2

Cash at beginning of period	2	1	1

Cash at end of period	$3	$2	$3

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2009. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. We have not issued any instruments resulting in potential common shares outstanding.

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

            In April 2009, the Financial Accounting Standards Board issued Statement ("FASB") issued FASB Staff Position "FSP" No. SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments".  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions "APB Opinion" No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

            In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

            In October 2009, the FASB has published ASU 2009-13, "Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements", which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, "Revenue Recognition-Multiple-Element Arrangements", for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any impact on the Company's financial position and results of operations.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a Replacement of FASB Statement No. 162 ("FASB SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105 - Generally Accepted Accounting Principles ("FASB ASU 2009-1"), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company's financial position or results of operations but changed the referencing system for accounting standards.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of financial Assets and Extinguishment of Liabilities" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

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

Note D. Note and Loans Receivable

The Note receivable dated June 1, 2005 was with Miami Filter in the amount of $50,000, plus accrued interest at 5% interest per annum on the unpaid balance. The note was non-collateralized and was scheduled to mature on September 1, 2005.  On May 31, 2008, the note was deemed uncollectable and the uncollected principal balance of $22,500 plus accrued interest of $2,558 was charged off resulting in a loss of $25,058.

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2009 of approximately $1,030,000, expiring through May 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative costs that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009  was $28,365, and $20,240 for the year ended May 31, 2009.

Some of these expenses were paid with the issuance of common shares.  These expenses were paid with the issuance of 2,024,000 shares for the year ended May 31, 2009, and 812,500 for the period from March 28, 2008 through May 31, 2008.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at $.01 per share, which approximated the value of services received.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to May 31, 2009. These related party loans were non-collateralized, non-interest bearing and due on demand. As of May 31, 2009 the balance owed Mr. Turner was $417.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net loss for the periods March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and 2008 of $54,253 and $33,426, respectively. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any disagreements with its accountants. On March 18, 2011, the Company appointed Lake & Associates CPA's, LLC as its independent auditor.  On September 22, 2011 the company entered into a new audit engagement with a PCAOB registered accounting firm known as Alan R. Swift, CPA, P.A.   On August 15, 2012 the Company entered into a new audit engagement with a PCAOB registered accounting firm known as Pybus & Company, P.A. ("Pybus").

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of May 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of May 31, 2009.

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

Richard C. Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, where he was responsible for financial reporting, budgeting and cost accounting.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and $5,600 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness).  Audit fees for the year ending May 31, 2009 will be incurred during the fiscal year ending May 31, 2013 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and $0 for the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed February 28, 2003 (incorporated by reference to the Company's Form 10SB)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	July 18, 2005 letter from the Securities and Exchange Commission asking American Environmental to provide legal analysis for their "spin-off" share issuance. (1)
99.2	August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)
99.3	Transcript of March 20, 2006 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)
99.4	Order dated March 21, 2006 approving employment of Debtor's Auditors to November 29, 2004. (1)
99.5	Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. dated August 25, 2006. (1)
99.6	Order dated December 28, 2006 approving Disclosure Statement, setting a hearing date on plan confirmation and setting hearings on fee applications. (1)
99.7	First Amended Joint Plan of Reorganization filed on January 3, 2007 by American Capital Holdings and eCom.
99.8	Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)
99.9	Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (1)
99.10	PCAOB Release No. 104-2005-117, dated October 27, 2005. (1)
99.11	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (1)
99.12	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (1)
99.13	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (1)
99.14	March 28, 2008 Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries). (1)
99.15	PCAOB Release No. 105-2008-001 dated April 22, 2008 (1)
99.16	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (1)
99.17	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (1)

(1) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001290785-12-000004)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on August 31, 2012.

AMERICAN ENVIRONMENTAL, INC. (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	August 31, 2012

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	August 31, 2012